Form 10QSB
period 1998-03-31
JUTLAND ENTERPRISES INC/DE
filed 1999-11-09
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


         Commission file number: 33-24108D


                            JUTLAND ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)





            Delaware                                       87-045382
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





                     268 West 400 South, Salt Lake City, Utah           84101
                     (Address of principal executive office)          (Zip Code)


                                 (801) 575-8073
                           (Issuer's telephone number)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                       No XX


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 1, 1999 was 3,893,943.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................4

ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5


SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.     FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 1998 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            JUTLAND ENTERPRISES, INC.
                             March 31, 1998 and 1997



                               TABLE OF CONTENTS


     FINANCIAL STATEMENTS:

     Balance Sheet   ........................................................F-2

     Statements of Income and Expenses ......................................F-3

     Statements of Shareholders' Equity .....................................F-4

     Statements of Cash Flows ...............................................F-5

     NOTES TO FINANCIAL STATEMENTS ......................................... F-6

                            JUTLAND ENTERPRISES, INC
                            Unaudited Balance Sheets
                              As Of March 31, 1998


                                     ASSETS

Current Assets                                              $              -
                                                            --------------------

Total Assets                                                $              -
                                                            ====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

     Judgement Payable                                      $           485,184
                                                            --------------------
          Total Current Liabilities                                     485,184

Long-Term Liabilities                                                      -

                        Total Liabilities
                                                            $           485,184
                                                            --------------------

Contingencies                                                              -

Shareholder's Equity (Deficit)

     Preferred Stock, $0.001 par value, authorized
        5,000,000 shares, none issued and outstanding.                     -

     Common Stock, $0.001 par value, authorized
        50,000,000 shares, 3,893,943 issued and
        outstanding as of March 31, 1998.                                 3,894

        Additional Paid-In Capital                                         -

        Retained Earnings (Deficit)                                    (489,078)
                                                            --------------------
          Net Shareholders' Equity (Deficit)                           (485,184)

Total Liabilities and Shareholders' Equity (Deficit)        $              -
                                                            ====================



                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                   Unaudited Statements of Income and Expenses
                      For The Three Months Ended March 31,


                                                     1998              1997
                                                 -------------     -------------
Revenues                                         $       -         $       -

Interest Expense                                       11,834            10,758
                                                 -------------     -------------

Net Income (Loss) Before Income Taxes                 (11,834)          (10,758)

Provision for Income Taxes
                                                 -------------     -------------
Net Income (Loss)                                $    (11,834)     $    (10,758)
                                                 =============     =============



Earnings (Loss) per Share                        $       (.00)     $       (.00)
                                                 =============     =============

Weighted Average Shares Outstanding
During the Period                                   3,893,943         3,893,943
                                                 ============      =============









                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                  Unaudited Statements of Shareholders' Equity
           For the Periods Ended December 31, 1997 and March 31, 1998


                                 Preferred Stock      Common Stock        Additional    Accumulated
                                 Shares   Amount    Shares    Amount   Paid-In-Capital   (Deficit)       Total
Balance of December 31,1996         -    $  -     3,893,943  $  3,894   $      -        $  (434,212)  $  (430,318)

Net(Loss) for the year ended
   December 31, 1997                                                                        (43,032)      (43,032)
                                 ------  -------  ---------  --------   -----------     ------------  ------------

Balance as of December 31, 1997     -       -     3,893,943     3,894          -           (477,244)     (473,350)

Net (Loss) for the three months
ended March 31, 1998                                                                        (11,834)      (11,834)
(Unaudited)
                                 ------  -------  ---------  --------   -----------     ------------  ------------
Balance as of March 31,1998         -    $  -     3,893,943  $  3,894   $      -        $  (489,078)  $  (485,184)
                                 ======  =======  =========  ========   ===========     ============  ============









                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                       Unaudited Statements of Cash Flows
                    For the Three Months Ended March 31, 1998


                                                           1998          1997
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                    $ (11,834)    $ (10,758)
                                                        ----------    ----------
   Adjustments to reconcile Net Income to Cash Flows from Operating Activities

   Increase  in Judgement Payable                          11,834        10,758
                                                        ----------    ----------


    Total Adjustments                                      11,834        10,758
                                                        ---------     ----------


    Net Cash Provided (Used) by Financing Activities         -             -
                                                        ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net Cash (Used) by Investing Activities                  -             -
                                                        ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net Cash Provided (Used) by Financing Activities         -             -
                                                        ---------     ----------

Increase in Cash and Cash Equivalents                        -             -
Cash at the Beginning of the Year                            -             -
                                                        ---------     ----------
Cash at End of the Year                                 $    -        $    -
                                                        =========     ==========
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                             $    -        $    -
                                                        =========     ==========

                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                     Notes to Unaudited Financial Statements
                             March 31, 1998 and 1997


NOTE 1 - Basis of Presentation
         ---------------------
         The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1998.

NOTE 2 - Additional Footnotes Included By Reference
         ------------------------------------------
         Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Therefore, those footnotes are included herein by reference.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

     As used herein the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company has had no operations since approximately September 30, 1993. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or begin its own start-up business.

     Since the Company discontinued its operations it has been dormant. The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Results of Operations
---------------------
     Gross  revenues for the three months ended March 31, 1998 and 1997 were $0.

     For the three months ended March 31, 1998, the Company had a net loss of $11,834 compared to a net loss of $10,758 for the comparable period in 1997. The net losses were the result of interest that accrued on a judgement owed by the Company

Capital Resources and Liquidity
-------------------------------
     The Company had a net working capital deficiency of $485,184 as of March 31, 1998, compared to a net loss of $10,758 for the comparable period in 1997. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

     However, there is no guarantee that the plaintiff in this matter will agree to settle the debt or that any of the Company's insiders will agree to contribute or loan the Company sufficient funds to settle the debt. See Part II,
Item 1, Legal Proceeding below for more information on the judgement.

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

     Cynthia  M.  Maleski,   Insurance   Commissioner  of  the  Commonwelath  of
Pennsylvania v. Jutland Enterprises, Inc. On July 5, 1994 Maleski, in her capacity as statutory liquidator of Corporate Life Insurance Company, filed an action against the Company in the Commonwealth Court of Pennsylvania No. 294 M.D. 1994. That court entered a Default Judgment on December 28, 1994 against the Company in the amount of $300,000 plus 10% interest from October 8, 1993, plus attorney's fees and costs. On May 8, 1995 a suit was filed in the Superior Court of New Jersey, Somerset County, Docket NO. SOM-L-871-95 seeking to enforce the Pennsylvania judgment. On June 7, 1996 judgment was granted by the New Jersey court in the amount of $398,884.36 plus costs and attorney's fees.

ITEM 5.     OTHER INFORMATION

     On March 22, 1999, Hudson Consulting Group, Inc. ("Hudson") entered in a Stock Purchase Agreement ("Agreement") with Andrew Thorburn. Pursuant to the Agreement Hudson purchased 2,246,224 shares of the Company common stock for $10,000 cash on March 24, 1999. Consequently, Hudson has a majority interest in the Company's shares of common stock. By virtue of Hudson's purchase of 57.7% of the Company's shares of common stock, Hudson has effective control of Jutland.

     On April 7, 1999, Hudson filled the vacancies on the board of the Company pursuant to Delaware General Corporation Law under ss.ss.268(a) and 141(k) appointing Richard Surber as a director and president and Saundra McFadden as a director and secretary of Company. Prior to April 7, 1999, the Company was unable to transact any business because no known officer or director retained their position with the Company.

     The Company ceased operations sometime in 1996 and has essentially been dormant since that time. The Company's management, directors, and officers had either resigned or abandoned their position. Furthermore, the Company's corporate charter had been revoked and the Company apparently has not filed any reports with the Securities and Exchange Commission since the third quarter of 1993.

     The Company has since filed the necessary documents to reinstate it's corporate charter. Hudson and the Company's officers intend to assist the Company in settling it's debts, assist the Company in filing and maintaining the necessary disclosure documents with the Securities and Exchange Commission on a current basis, and finding suitable operations for the Company through a merger, acquisition or through commencing a start up type business.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10QSB.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November 1999.




                              JUTLAND ENTERPRISES, INC.



                              /s/ Richard Surber                November 5, 1999
                              ---------------------------------
                              Richard Surber
                              President and Director




                              /s/ Wayne Newton                  November 5, 1999
                              ---------------------------------
                              Wayne Newton
                              Controller

                                INDEX TO EXHIBITS


EXHIBIT     PAGE    DESCRIPTION
NO.         NO.
3(i)          *        Articles  of  Incorporation  of the Company (Incorporated
                       herein  by  reference  to the Company's S-18 Registration
                       Statement filed December 6, 1988)
3(ii)         *        By-Laws of the Company, as amended.  (Incorporated herein
                       by reference to the Company's S-18 Registration Statement
                       filed December 6, 1988)
27            8        Financial Data Schedule "CE"

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS FILED WITH THE COMPANY'S MARCH 30, 1999, QUARTERLY REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.



MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   3-MO
FISCAL-YEAR-END                               Dec 31, 1998
PERIOD-END                                    March 31, 1998
EXCHANGE-RATE                                 1
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  0
CURRENT-LIABILITIES                           485,184
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     0
COMMON                                        3,894
OTHER-SE                                      489,078
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              11,834
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (11,834)
EPS-PRIMARY                                   0
EPS-DILUTED                                   0
--------------------------------------------  -------------------------
                                       8