Form 10QSB
period 1998-09-30
JUTLAND ENTERPRISES INC/DE
filed 1999-11-09
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................5

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

ITEM 1.     FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1998 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            JUTLAND ENTERPRISES, INC.
                                TABLE OF CONTENTS
                           September 30, 1998 and 1997




         FINANCIAL STATEMENTS:

         Balance Sheet.......................................................F-2

         Statements of Income and Expenses...................................F-3

         Statements of Shareholders' Equity..................................F-4

         Statements of Cash Flows............................................F-5

         NOTES TO FINANCIAL STATEMENTS.......................................F-6

                            JUTLAND ENTERPRISES, INC
                            Unaudited Balance Sheets
                            As of September 30, 1998


                                     ASSETS

Current Assets                                              $              -
                                                            --------------------

Total Assets                                                $              -
                                                            ====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

          Judgement Payable                                 $           508,852
                                                            --------------------
               Total Current Liabilities                                508,852

Long-Term Liabilities                                                      -

           Total Liabilities                                $           508,852
                                                            --------------------
Contingencies                                                              -

Shareholder's Equity (Deficit)

     Preferred Stock, $0.001 par value, authorized
       5,000,000 shares, none issued and outstanding.                      -

     Common Stock, $0.001 par value, authorized
       50,000,000 shares, 3,893,943 issued and
  outstanding as of September 31, 1998 and 1997.                          3,894

     Additional Paid-In Capital                                            -

     Retained Earnings (Deficit)                                       (512,746)
                                                            --------------------
       Net Shareholders' Equity (Deficit)                              (508,852)


Total Liabilities and Shareholders' Equity (Deficit)        $              -
                                                            ====================





                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                   Unaudited Statements of Income and Expenses
     For The Nine Months and Three Months Ended September 30, 1998 and 1997


                                        Three Months Ended   Nine Months Ended
                                           September 30         September 30
                                          1998      1997      1998       1997
                                        --------  --------  --------   --------
Revenues                               $    -    $    -     $    -     $    -


Interest Expense                        11,843     10,578     35,502     32,274
                                       --------  ---------   --------  ---------

Net Income (Loss) Before Income Taxes  (11,843)   (10,578)   (35,502)   (32,274)


Provision for Income Taxes

Net Income (Loss)                     $(11,843)  $(10,578)  $(35,502)  $(32,274)
                                      =========  =========  =========  =========



Earnings (Loss) per Share             $  (0.00)  $  (0.00)  $  (0.01)  $  (0.01)
                                      =========  =========  =========  =========

Weighted Average Shares Outstanding
 During the Period                    3,893,943  3,893,943  3,893,943  3,893,943
                                      =========  =========  =========  =========










                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                  Unaudited Statements of Shareholders' Equity
         For the Periods Ended December 31, 1996 and September 30, 1998


                                   Preferred Stock          Common Stock       Additional      Accumulated
                                 Shares       Amount      Shares    Amount   Paid-In-Capital    (Deficit)        Total
Balance of December 31,1996         -       $    -      3,893,943  $ 3,894   $     -          $  (434,212)   $(430,318)

Net(Loss) for the year ended
   December 31, 1997                                                                              (43,032)     (43,032)


Balance as of December 31, 1997     -            -      3,893,943    3,894         -             (477,244)    (473,350)

Net (Loss) for the nine months
ended September 30, 1998                                                                          (35,502)     (35,502)
(Unaudited)

Balance as of September 30,1998     -       $    -      3,893,943  $ 3,894   $     -          $  (512,746)   $(508,852)
                                 =========  =========   =========  =======   ==========       ============   ==========













                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                       Unaudited Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997


                                                            1998         1997
                                                           ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $ (35,502)   $ (32,274)
                                                         ----------   ----------
   Adjustments to reconcile Net Income to Cash Flows from Operating Activities

   Increase  in Judgement Payable                           35,502       32,274
                                                         ----------   ----------

    Total Adjustments                                       35,502        32,274
                                                         ----------   ----------

    Net Cash Provided (Used) by Financing Activities          -             -
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net Cash (Used) by Investing Activities                   -             -
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net Cash Provided (Used) by Financing Activities          -             -
                                                         ----------   ----------

Increase in Cash and Cash Equivalents                         -             -

Cash at the Beginning of the Year                             -             -
                                                         ----------   ----------
Cash at End of the Year                                  $    -       $     -
                                                         ==========   ==========
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                              $    -       $     -
                                                         ==========   ==========



                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           September 30, 1998 and 1997


NOTE 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997 These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1998.

NOTE 2 - Additional Footnotes Included By Reference

     Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Therefore, those footnotes are included herein by reference.














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

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

Results of Operations
---------------------
     Gross  revenues for the nine months ended  September 30, 1998 and 1997 were
$0

     Net losses for the nine months  ended  September  30,  1998,  were  $35,502 compared to a net loss of $32,274 for the comparable period in 1997. The net losses were the result of interest that accrued on a judgement owed by the Company.

Capital Resources and Liquidity
-------------------------------
     The Company had a net working capital deficiency of $508,852 as of September 30, 1998, as a result of non payment of a judgment against the Company. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

     However, there is no guarantee that the plaintiff in this matter will agree to settle the debt or that any of the Company's insiders will agree to contribute or loan the Company sufficient funds to settle the debt. See Part II,
Item 1, Legal Proceedings below for more information on the judgement.








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

     Cynthia  M.  Maleski,   Insurance   Commissioner  of  the  Commonwealth  of
Pennsylvania v. Jutland Enterprises, Inc. On July 5, 1994 Maleski, in her capacity as statutory liquidator of Corporate Life Insurance Company, filed an action against the Company in the Commonwealth Court of Pennsylvania No. 294 M.D. 1994. That court entered a Default Judgment on December 28, 1994 against the Company in the amount of $300,000 plus 10% interest from October 8, 1993, plus attorney's fees and costs. On May 8, 1995 a suit was filed in the Superior Court of New Jersey, Somerset County, Docket NO. SOM-L-871-95 seeking to enforce the Pennsylvania judgment. On June 7, 1996 judgment was granted by the New Jersey court in the amount of $398,884.36 plus costs and attorney's fees.


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

     The Company ceased operations sometime in 1993 and has essentially been dormant since that time. The Company's management, directors, and officers had either resigned or abandoned their position. Furthermore, the Company's corporate charter had been revoked.

     The Company has since filed the necessary documents to reinstate its corporate charter. Hudson and the Company's president intend to assist the Company in settling its debts, assist the Company in filing and maintaining the necessary disclosure documents on a current basis with the Securities and Exchange Commission, and finding suitable operations for the Company through a merger or acquisition.


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




                              JUTLAND ENTERPRISES, INC.



                              /s/ Richard Surber                November 5, 1999
                              ---------------------------------
                              Richard Surber
                              President and Director




                              /s/ Wayne Newton                  November 5, 1999
                              ---------------------------------
                              Wayne Newton
                              Controller

                                INDEX TO EXHIBITS


EXHIBIT NO.  PAGE NO.  DESCRIPTION
3(i)             *     Articles of Incorporation of the Company   (Incorporated
                       herein by  reference to the Company's S-18 Registration
                       Statement filed December 6, 1988).
3(ii)            *     By-Laws of the Company, as amended. (Incorporated herein
                       by reference to the Company's S-18 Registration Statement
                       filed December 6, 1988).
27               8     Financial Data Schedule "CE"

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS FILED WITH THE COMPANY'S JUNE 30, 1999, QUARTERLY REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   9-MO
FISCAL-YEAR-END                               Dec 31, 1998
PERIOD-END                                    Sept 30, 1998
EXCHANGE-RATE                                 10
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  508,852
CURRENT-LIABILITIES                           0
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     3,894
COMMON                                        (512,746)
OTHER-SE                                      0
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              35,502
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (35,502)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)
--------------------------------------------  -------------------------