Form 10KSB
period 1998-12-31
JUTLAND ENTERPRISES INC/DE
filed 1999-11-09
CIK 839430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No fee required) for the transition period from           to

     Commission file number: 33-24108D

                            Jutland Enterprises, Inc.
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                    87-045382
 (State or Other Jurisdiction of
  Incorporation or Organization)          (I.R.S. Employer Identification No.)


        268 West 400 South, Suite 300, Salt Lake City, Utah       84101
              (Address of Principal Executive Offices)          Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class            Name of each Exchange on Which Registered
  Common Stock ($.001Par Value)                          None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X                    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 1998, were $ 0.

The aggregate market value of the registrant's Common Stock, $.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,647.72 based on the average closing bid and asked prices for the Common Stock on December 31, 1998.

At December 31, 1998, the number of shares outstanding of the registrant's Common Stock, $.001 par value (the only class of voting stock), was 3,893,943.

                               TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.  Description of Business...............................................1

Item 2.  Description of Property...............................................5

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security-Holders...................6


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............6

Item 6.  Management's Discussion and Analysis or Plan of Operation.............7

Item 7.  Financial Statements..................................................8

Item 8.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure................................9

                                    PART III

Item 9.  Directors and Executive Officer.......................................9

Item 10. Executive Compensation................................................9

Item 11. Security Ownership of Certain Beneficial Owners and Management.......10

Item 12. Certain Relationships and Related Transactions.......................10

Item 13. Exhibits, List and Reports on Form 8-K...............................11

                                     PART I

This Report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1.  DESCRIPTION OF BUSINESS

As used herein the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Delaware on January 11, 1988. The Company's former name was Treat Enterprises, Inc. The Company has had no operations since September 30, 1993. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition or merger.

On March 22, 1999, Hudson Consulting Group, Inc. ("Hudson") entered in a Stock Purchase Agreement ("Agreement") with Andrew Thorburn. Pursuant to the Agreement Hudson purchased 2,246,224 shares of the Company common stock for $10,000 cash on March 24, 1999. Consequently, Hudson has a majority interest in the Company's shares of common stock. By virtue of Hudson's purchase of 57.7% of the Company's shares of common stock, Hudson has effective control of the Company.

On April 7, 1999, Hudson filled the vacancies on the board of the Company pursuant to Delaware General Corporation Law under ss.ss.268(a) and 141(k) appointing Richard Surber as a director and president and Saundra McFadden as a director and secretary of Company. Prior to April 7, 1999, the Company was unable to transact any business because no known officer or director retained their position with the Company. Both Mr. Surber and Ms. McFadden are also officers and director of Hudson.

The Company ceased operations in 1993 and has essentially been dormant since that time. The Company's management, directors, and officers had either resigned or abandoned their position. Furthermore, the Company's corporate charter had been revoked and the Company apparently has not filed any reports with the Securities and Exchange Commission since the third quarter of 1993.

The Company has since filed the necessary documents to reinstating it's corporate charter. Hudson intends to assist the Company in settling it's debts, assisting the Company in filing and bringing the necessary disclosure documents current with the Securities and Exchange Commission, and finding suitable operations for the Company through a merger or acquisition.

Since the Company discontinued its operations it has been dormant. The Company is now in process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate, except as needed to pay various professionals who are assisting the Company in locating a business opportunity. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

Pursuant to the Financial Consulting Agreement between the Company and Hudson Consulting Group, Inc. Hudson may be entitled to 10% of the Company's issued and outstanding shares after reorganization in addition to an undetermined cash to cover costs, expenses and fees. Hudson is a majority shareholder of the Company whose officers and directors are the same as the Company's.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts.

Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax- free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns no real property. The Company currently uses the offices, office equipment and support staff of Hudson Consulting Group, Inc. at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company currently no written lease agreement.

ITEM 3.  LEGAL PROCEEDINGS

Cynthia M. Maleski,  Insurance  Commissioner of the Commonwealth of Pennsylvania
v. Jutland Enterprises, Inc. On July 5, 1994 Maleski, in her capacity as statutory liquidator of Corporate Life Insurance Company, filed an action against the Company in the Commonwealth Court of Pennsylvania No. 294 M.D. 1994. That court entered a Default Judgment on December 28, 1994 against the Company in the amount of $300,000 plus 10% interest from October 8, 1993, plus attorney's fees and costs. On May 8, 1995, a suit was filed in the Superior Court of New Jersey, Somerset County, Docket NO. SOM-L-871-95 seeking to enforce the Pennsylvania judgment. On June 7, 1996 judgment was granted by the New Jersey court in the amount of $398,884.36 plus costs and attorney's fees.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fiscal year covered by this Report to a vote of security holders, and therefore, this item is inapplicable.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, JUTL. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 1998 and 1997 are as follows:


               Quarter           High               Low
               -------           ----               ---
1997           First             Not Available      Not Available
----
               Second            Not Available      Not Available
               Third             $.001              $.001
               Fourth            $.001              $.001


               Quarter           High               Low
               -------           ----               ---
1998           First             Not Available      Not Available
----
               Second            Not Available      Not Available
               Third             Not Available      Not Available
               Fourth            Not Available      Not Available

               Quarter           High               Low
               -------           ----               ---
1999
----
               First             Not Available      Not Available
               Second            $.53125            $.125
               Second            $.125              $.0625

In November, 1999, the number of holders of record of the Company's common stock was 291. No cash dividends were paid during the fiscal years December 31, 1998 and 1997.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the next 12 months, the Company intends to locate an operating business through an acquisition or merger. The Company will also attempt to settle all remaining liabilities at a substantial discount through funds that insiders may provide.

Results of Operations

The Company recorded $0 in sales for the fiscal years ending December 31, 1998 and 1997. The Company has had no operations since 1993.

Losses

Net losses for the year ended December 31, 1998 were $47,496 compared to $43,032 for the year ended December 31, 1997. The losses were attributable to interest expenses accruing on a judgement against the Company.

The Company expects to continue to incur losses until such time as it acquires profitable operations.

Expenses

The Company had $47,335 in interest expense for the year ended December 31, 1998 compared to $43,032 in interest expenses for the comparable period in 1997. The Company had no other significant expenses. The interest expenses accruing as a result of non-payment of a debt owed by the Company.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company had a net working capital deficiency of $520,685 as of December 31, 1998, as a result of non payment of a judgment against the Company. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

However, there is no guarantee that the plaintiff in this matter will agree to settle the debt or that any of the Company's insiders will agree to contribute or loan the Company sufficient funds to settle the debt. For more information on the judgement, see the Legal Proceedings section in this report.

The Company had no operations for the years ended December 31, 1998 and 1997, consequently there were no cash flows generated for these periods.

Cash flow generated from investing activities was $0 for the year ended December 31, 1998 and $0 for the year ended December 31, 1997.

Year 2000 Implications

Many current installed computer systems and software may be coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced. Because the Company currently has no operations and no computer systems, the Company does not anticipate that the year 2000 will have any significant effect on the Company. However, the Company is relying on consultants and other professional in the preparation of its financials which includes the use of equipment, software and content, including non-information technology systems, such as security systems, building equipment and systems with embedded micro-controllers that may not be Year 2000 compliant.

The Company has taken steps to analyze its technical relationships and ensure that its third party consultants and other professional the Company depends on are also compliant. These include but are not limited to its relationship with Hudson Consulting Group, Inc., its accountants and attorneys. The Company has received verification that Hudson Consulting Group, Inc. is compliant. Not all of the Company's third party distributors have given adequate assurances that they are or are not compliant and therefore may or may not experience problems relating to the Year 2000 issues.

Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its financial condition.

Year 2000 Contingency Plan

No contingency plan is in place due to the fact that the Company has no operations which would justify such a plan.


ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1998 are attached hereto as pages F-1 through F-10.

                            JUTLAND ENTERPRISES, INC.
                                TABLE OF CONTENTS
                           DECEMBER 31, 1998 and 1997


INDEPENDENT AUDITORS' REPORT ................................................F-2

FINANCIAL STATEMENTS:

Balance Sheets...............................................................F-3

Statements of Income and Expenses............................................F-4

Statements of Shareholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

NOTES TO FINANCIAL STATEMENTS................................................F-7

Sellers & Associates P.C.                                         (801) 621-8128
-------------------------
3785 Harrison Blvd., Suite 101 - Ogden, Utah 84403            Fax (801) 627-1639



                          Independent Auditors' Report


To:      Board of Directors
         JUTLAND ENTERPRISES, INC.
         Salt Lake City, Utah

We have audited the accompanying balance sheets of JUTLAND ENTERPRISES, INC., as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of JUTLAND ENTERPRISES, INC. as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company disposed of all its assets and has not transacted business for several years, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Sellers & Associates, P.C.

Sellers & Associates, P.C.
October 19, 1999

                            JUTLAND ENTERPRISES, INC
                                 Balance Sheets
                     Years Ending December 31, 1998 and 1997


                                     ASSETS
                                                            1998         1997
                                                           ------       ------
Current Assets                                           $    -       $    -
                                                         ----------   ----------

Total Assets                                             $    -       $    -
                                                         ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

     Judgement Payable                                   $ 520,685    $ 473,350
                                                         ----------   ----------
     Total Current Liabilities                             520,685      473,350

Long-Term Liabilities                                         -            -
                                                         ----------   ----------

        Total Liabilities                                $ 520,685    $ 473,350
                                                         ----------   ----------
Contingencies                                                 -            -

Shareholder's Equity (Deficit)

     Preferred Stock, $0.001 par value, authorized
       5,000,000 shares, none issued and outstanding.         -            -

     Common Stock, $0.001 par value, authorized
       50,000,000 shares, 3,893,943 issued and
       outstanding as of  December 31, 1998 and 1997.        3,894        3,894
        Additional Paid-In Capital                            -            -
        Retained Earnings (Deficit)                       (524,579)    (477,244)
                                                         ----------   ----------
             Net Shareholders' Equity (Deficit)           (520,685)    (473,350)

Total Liabilities and Shareholders' Equity (Deficit)     $    -       $    -
                                                         ==========   ==========



                        See notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                        Statements of Income and Expenses
                 For the Years Ended December 31, 1998 and 1997


                                                            1998         1997
                                                           ------       ------
Revenues                                                 $    -       $    -

Interest Expense                                            47,335       43,032
                                                         ----------   ----------

Net Income (Loss) Before Income Taxes                      (47,335)     (43,032)

Provision for Income Taxes

Net Income (Loss)                                        $ (47,335)   $ (43,032)
                                                         ==========   ==========



Earnings (Loss) per Share                                $    (.01)        (.01)
                                                         ==========   ==========

Weighted Average Shares Outstanding During the Period    3,893,943    3,893,943
                                                         ==========   ==========













                       See notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 1998 and 1997


                                                                                  Additional     Accumulated
                                   Preferred Stock          Common Stock       Paid-In-Capital    (Deficit)      Total
                                 Shares       Amount     Shares      Amount
Balance of December 31,1996         -      $     -     3,893,943    $  3,894     $     -         $ (434,212)   $(430,318)

Net(Loss) for the year ended
   December 31, 1997                                                                                (43,032)     (43,032)

Balance as of December 31, 1997     -            -     3,893,943       3,894           -           (477,244)    (473,350)

Net (Loss) for the year ended
  December 31, 1998                                                                                 (47,335)     (47,335)

Balance as of December 31, 1998     -      $     -     3,893,943    $  3,894     $     -         $ (524,579)   $(520,685)
                                 ========  ==========  =========    ========     ===========     ===========   ==========













                        See notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                            Statements of Cash Flows
                        For the Years Ended December 31,


                                                            1998          1997
                                                           ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                     $ (47,335)    $ 43,032)
                                                         ----------    ---------
   Adjustments to reconcile Net Income to Cash Flows from Operating Activities

   Increase  in Judgement Payable                           47,335       43,032
                                                         ----------    ---------

    Total Adjustments                                       47,335       43,032
                                                         ----------    ---------

    Net Cash Provided (Used) by Financing Activities          -            -
                                                         ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net Cash (Used) by Investing Activities                   -            -
                                                         ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net Cash Provided (Used) by Financing Activities          -            -
                                                         ----------    ---------

Increase in Cash and Cash Equivalents                         -            -
Cash at the Beginning of the Year                             -            -
                                                         ----------    ---------
Cash at End of the Year                                  $    -        $   -
                                                         ==========    =========
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                              $    -        $   -
                                                         ==========    =========

                        See notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 1 - Summary of Significant Accounting Policies
         ------------------------------------------

Basis of  Presentation
----------------------

Jutland Enterprises, Inc. prepares its books and records on the accrual basis for financial reporting. The accompanying financial statements represent the transactions for the fiscal years ending December 31, 1998 and 1997.

Business Activity
-----------------

The Company incorporated January 11, 1988 under the laws of the State of Delaware, under the name of JUTLAND ENTERPRISES, INC. On September 28, 1989 it amended its articles of incorporation and changed its name to Treats Enterprises, Inc. On November 19, 1992 its name was changed back to Jutland Enterprises, Inc.

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $.001.

Property and Equipment
----------------------

Property and equipment are valued at cost. The Company presently has no property and equipment.

Upon the sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

Use of Accounting Estimates
---------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 1 - Summary of Significant Accounting Policies - continued
         ------------------------------------------------------

Impairment of  Long-Lived Assets
--------------------------------

It is the Company's policy to periodically evaluate the economic recover ability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

Fair Value of Financial Instruments
-----------------------------------

The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, receivables, accounts and judgements payable, due to shareholder: The carrying amounts approximate fair value because of the short maturity of these instruments.

Revenue Recognition
-------------------

Revenue is recognized from sales and services when they are performed.

Income Taxes
------------

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liability for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

The Company has not filed income tax returns for several years. With the prior net operating losses carried forward, management is of the opinion little or no income taxes are due.

In March 1999 the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Consequently, management believes the net operating loss forwards are lost. Therefore, no recognition of any net operating loss carry forwards are reflected in these financial statements.

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - Summary of Significant Accounting Policies - continued
         ------------------------------------------------------

Statement of Cash Flows
-----------------------

For purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Net Income (Loss) Per Share
---------------------------

Primary net income or (loss) per share is  computed  by  dividing  net income or
(loss) by the weighted average number of common shares outstanding.


NOTE 2 - Liabilities and Judgements
         --------------------------

Management has reconstructed the financial position of the Company. Management has concluded that the Company has no assets. Management also researched and sought to identify any liabilities and judgements the Company may owe. The management determined that a judgement in the amount of $398,384 plus interest and other costs is the only liability that the Company has accrued.. The judgement was obtained by the Insurance Commissioner of Pennsylvania on June 7, 1996 by a New Jersey Amount due on judgement is:

         December 31, 1998          $520,685
         December 31, 1997          $473,350


NOTE 3 - Contingencies
         -------------

Management strived to identify any and all liabilities due by the Company. The only identifiable liability management located is a judgement as discussed in
Note 2 - Liabilities and Judgements. However, previous management thought there may be additional liabilities not to exceed $100,000, but was not able to identify anything about them.

No additional liabilities were found as a result of management's search. Consequently, no other debt besides the judgement as noted in Note 2 is recognized on the financial statements, even though others may surface later on.. Management is of the opinion, that the statute of limitations would bar the collection of any unknown debts from being collected from the Company.

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 4 - Reclassification of Shareholders' Equity
         ----------------------------------------

The Company restructured its equity section of the balance sheet as approved by the Board of Directors in September, 1999.

Management reduced preferred stock to zero, as it could not identify or verify any outstanding preferred stock. Additional paid in capital was offset against retained earnings (deficit).

The Company also canceled 4,000,000 shares of treasury stock as part of the restructuring of equity. All reclassifications are retroactively reported in the financial statements as of December 31, 1996.


NOTE 5 - Common Stock
         ------------

As of December 31, 1998 there are 3,893,393 shares issued and outstanding. Of this amount, 876,244 shares are free trading whereas 3,017,149 shares remain restricted subject to Rule 144 of the Securities Act of 1933. See also Note 4.


NOTE 6 - Going Concern Considerations
         ----------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no business operations and presently has no assets and has not transacted business for several years.

This raises substantial doubt about the Company's ability to continue as a going concern. Unless the Company receives additional funding from the generation of revenues, issuance of stock, or borrowing, the Company's ability to continue as a going concern is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - Year 2000 Considerations
         ------------------------

Presently the Company has no business operations. Consequently, year 2000 considerations are insignificant and pose no threat to the business or continuation of the Company.

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 8 - Subsequent Events
         -----------------

On March 23, 1999, the major shareholders, along with some others, sold their interests in the Company to Hudson Consulting Group, Inc. (Hudson). Hudson now effectively owns over 50% ownership in the Company. Hudson's officers and directors are the same as the Company's. See also note 4.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                   Age              Position(s) and Office(s)
----                   ---              -------------------------

Richard Surber         26               President and Director

Saundra McFadden       55               Vice President, Secretary and Director

Richard Surber was appointed as the Company's president and director on April 7, 1999. Since 1991, Mr. Surber has been a professional consultant for various public and private companies. Mr. Surber is a graduate of the University of Utah College of Law where he obtained his Juris Doctorate. Mr. Surber also obtained a Bachelors of Science degree in Finance from the University of Utah School of Business. Mr. Surber is also a director of several other public and private corporations. For more information on Mr. Surber.

Saundra McFadden was appointed as the Company's Vice President, Secretary and Director on April 7, 1999. Ms. McFadden attended UCLA and has an extensive background in film and television both as an actress and production executive encompassing over 30 productions. Ms. McFadden was head of NBC Corporate Events West Coast, following which she ran her own business handling national accounts for Fortune 500 companies such as Seagrams, Mutual of New York, Paramount Studios, Warner Lambert, Computer Associates and more.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation
----------------------

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1998 and 1997. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

Compensation of Directors
-------------------------

The Company's directors are not currently compensated.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of November 2, 1999, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. November 2, 1999, there were 3,893,943 shares of Common Stock issued and outstanding.


                                                       Amount and Nature of
  Title of Class     Name and Address of Beneficial    Beneficial Ownership     Percent of class
  --------------     ------------------------------    --------------------     ----------------
                                 Owner
                                 -----

   Common Stock             Saundra McFadden                    0                     0.00
($0.001 par value)   268 West 400 South ,Suite 300
                      Salt Lake City, Utah 84101

   Common Stock        Richard Surber, President1               0                     0.00
($0.001 par value)   268 West 400 South, Suite 306
                       Salt Lake City, Utah 84101

   Common Stock       Hudson Consulting Group, Inc.         2,246,224                57.7%
($0.001) par value   268 West 400 South, Suite 300
                       Salt Lake City, Utah 84101

   Common Stock         Directors and Executive             2,246,224                57.7%
($0.001) par value        Officers as a Group


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No report on Form 8K have been filed during the periods covered by this Form 10-KSB.


                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

--------
1 Richard Surber may be deemed a beneficial owner of 2,246,224 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November 1999.


                                   Jutland Enterprises, Inc.



                                   /s/ Richard Surber
                                   -----------------------------------------
                                   Richard Surber, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                                    Date


 /s/ Richard Surber    President and Director                   November 5, 1999
----------------------
  Richard Surber


 /s/ Saundra McFadden  Vice President, Secretary and Director   November 5, 1999
----------------------
 Saundra Mc Fadden















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

EXHIBIT       PAGE
NO.           NO.        DESCRIPTION

3(i)            *        Articles of Incorporation of the Company  (incorporated
                         herein by reference from Company's Form S-18 as filed with the Securities and Exchange Commission on December
                         6, 1988).

3(ii)           *        Bylaws of the Company, as amended  (incorporated herein
                         by reference from of the Company's Form S-18 as filed with the Securities and Exchange Commission on December
                         6, 1988).

4(a)            *        Form of certificate evidencing shares of "Common Stock"
                         in the Company (incorporated from Exhibit 4(a) to  the
                         Company's   Form  S-18  as  filed  with  the Securities
                         and Exchange Commission on December 6, 1988).

27             13        Financial Data Schedule "CE"

Financial Data Schedule


MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   12 Months
FISCAL-YEAR-END                               Dec 31
PERIOD-END                                    Dec 31, 1998
EXCHANGE-RATE                                 1
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  0
CURRENT-LIABILITIES                           0
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     0
COMMON                                        3,894
OTHER-SE                                      524,579
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              47,335
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (47,335)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)
--------------------------------------------  -------------------------