Form 10QSB
period 1999-03-31
JUTLAND ENTERPRISES INC/DE
filed 1999-11-09
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

                            Yes XX             No


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

ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 1999 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.














































                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            JUTLAND ENTERPRISES, INC.
                                TABLE OF CONTENTS
                             March 31, 1999 and 1998


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

                            JUTLAND ENTERPRISES, INC
                             Unaudited Balance Sheet
                              As of March 31, 1999


                                     ASSETS

Current Assets                                              $              -
                                                            --------------------

Total Assets                                                $              -
                                                            ====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Judgement Payable                                           $           533,702
                                                            --------------------
     Total Current Liabilities                                          533,702

Long-Term Liabilities                                                      -
                                                            --------------------
            Total Liabilities                               $           533,702
                                                            --------------------

Contingencies                                                              -

Shareholder's Equity (Deficit)

     Preferred Stock, $0.001 par value, authorized
       5,000,000 shares, none issued and outstanding.                      -

     Common Stock, $0.001 par value, authorized
       50,000,000 shares, 3,893,943  issued and
       outstanding as of March 31, 1999.                                  3,894

     Additional Paid-In Capital                                            -

     Retained Earnings (Deficit)                                       (537,596)
                                                            --------------------
     Net Shareholders' Equity (Deficit)                                (533,702)


Total Liabilities and Shareholders' Equity (Deficit)        $              -
                                                            ====================




                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                   Unaudited Statements of Income and Expenses
               For The Three Months Ended March 31, 1999 and 1998


                                                            1999         1998
                                                           ------       ------
Revenues                                                 $    -       $    -

Interest Expense                                            13,017       11,834
                                                         ----------   ----------

Net Income (Loss) Before Income Taxes                      (13,017)     (11,834)

Provision for Income Taxes

Net Income (Loss)                                        $ (13,017)   $ (11,834)
                                                         ==========   ==========



Earnings (Loss) per Share                                $   (0.00)   $   (0.00)
                                                         ==========   ==========

Weighted Average Shares Outstanding During the Period     3,893,943    3,893,943
                                                         ==========   ==========













                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                  Unaudited Statements of Shareholders' Equity
           For the Periods Ended December 31, 1998 and March 31, 1999


                                    Preferred Stock         Common Stock         Additional      Accumulated
                                  Shares       Amount     Shares     Amount    Paid-In-Capital    (Deficit)       Total
Balance as of December 31, 1997      -      $     -     3,893,943   $  3,894      $     -        $ (477,244)   $ (473,350)

Net(Loss) for the year ended
December 31, 1998                                                                                   (47,335)      (47,335)

Balance as of December 31, 1998      -            -     3,893,943      3,894            -          (524,579)     (520,685)

Net (Loss) for the three months
ended March 31, 1999                                                                                (13,017)      (13,017)
(Unaudited)


Balance as of  March 31,1999         -      $     -     3,893,943   $  3,894      $     -        $ (537,596)   $ (533,702)
                                 ========   ==========  =========   ========      ===========    ===========   ===========
























                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                       Unaudited Statements of Cash Flows
                      For the Three Months Ended March 31,


                                                            1999         1998
                                                           ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $ (13,017)   $ (11,834)
                                                         ----------   ----------
   Adjustments to reconcile Net Income to Cash Flows from
Operating Activities

   Increase  in Judgement Payable                           13,017       11,834
                                                         ----------   ----------

   Total Adjustments                                        13,017       11,834
                                                         ----------   ----------

   Net Cash Provided (Used) by Financing Activities           -            -
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net Cash (Used) by Investing Activities                    -            -
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net Cash Provided (Used) by Financing Activities           -            -
                                                         ----------   ----------

Increase in Cash and Cash Equivalents                         -            -
Cash at the Beginning of the Year                             -            -
                                                         ----------   ----------
Cash at End of the Year                                  $    -       $    -
                                                         ==========   ==========
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                              $    -       $    -
                                                         ==========   ==========



                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                     Notes to Unaudited Financial Statements
                                 March 31, 1999



NOTE 1 - Basis of Presentation
         ---------------------

     The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1999.

NOTE 2 - Additional Footnotes Included By Reference
         ------------------------------------------

     Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Therefore, those footnotes are included herein by reference.

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

     As used herein the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company has had no operations since approximately September 30, 1993. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or by commencing a start up business.

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


Results of Operations
---------------------

     Gross revenues for the quarter ended March 31, 1999 and 1998 were $0

     During the three months ended March 31, 1999, the Company had a net loss of $13,017 compared to a net loss of $11,834 for the comparable period in 1998. The net losses were the result of interest that accrued on a judgement owed by the Company.

Capital Resources and Liquidity
-------------------------------

     The Company had a net working capital deficiency of $533,702 as of March 31, 1999, as a result of non payment of a judgment against the Company. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

     However, there is no guarantee that the plaintiff in this matter will agree to settle the debt or that any of the Company's insiders will agree to contribute or loan the Company sufficient funds to settle the debt. See Part II,
Item 1., Legal Proceedings below for more information on the judgement.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     Cynthia  M.  Maleski,   Insurance   Commissioner  of  the  Commonwealth  of
Pennsylvania v. Jutland Enterprises, Inc. On July 5, 1994 Maleski, in her capacity as statutory liquidator of Corporate Life Insurance Company, filed an action against the Company in the Commonwealth Court of Pennsylvania No. 294 M.D. 1994. That court entered a Default Judgment on December 28, 1994 against the Company in the amount of $300,000 plus 10% interest from October 8,1993, plus attorney's fees and costs. On May 8, 1995 a suit was filed in the Superior Court of New Jersey, Somerset County, Docket NO. SOM-L-871-95 seeking to enforce the Pennsylvania judgment. On June 7, 1996 judgment was granted by the New Jersey court in the amount of $398,884.36 plus costs and attorney's fees.


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




                                   JUTLAND ENTERPRISES, INC.



                                   /s/ Richard Surber           November 5, 1999
                                   ----------------------------
                                   Richard Surber
                                   President and Director




                                   /s/ Wayne Newton             November 5, 1999
                                   ----------------------------
                                   Wayne Newton
                                   Controller

                                INDEX TO EXHIBITS


EXHIBIT       PAGE      DESCRIPTION
NO.           NO.
3(i)            *      Articles  of  Incorporation of the Company (Incorporated
                       herein by reference to the Company's S-18  Registration
                       Statement filed December 6, 1988)
3(ii)           *      By-Laws of the Company, as amended.(Incorporated herein
                       by reference to the Company's S-18 Registration Statement
                       filed December 6, 1988)
27              8      Financial Data Schedule "CE"

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS FILED WITH THE COMPANY'S MARCH 31, 1999, QUARTERLY REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   3-MO
FISCAL-YEAR-END                               Dec 31, 1999
PERIOD-END                                    March 31, 1999
EXCHANGE-RATE                                 1
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  0
CURRENT-LIABILITIES                           533,702
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     0
COMMON                                        3,894
OTHER-SE                                      537,596
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              13,017
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (13,017)
EPS-PRIMARY                                   0
EPS-DILUTED                                   0
--------------------------------------------  -------------------------