Form 10QSB
period 1999-06-30
JUTLAND ENTERPRISES INC/DE
filed 1999-11-09
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1998 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            JUTLAND ENTERPRISES, INC.
                                TABLE OF CONTENTS
                             June 30, 1998 and 1997


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

                            JUTLAND ENTERPRISES, INC
                                  Balance Sheet
                               As of June 30, 1998


                                     ASSETS

Current Assets                                             $              -
                                                           ---------------------

Total Assets                                               $              -
                                                           =====================

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

     Judgement Payable                                     $            497,018
                                                           ---------------------
               Total Current Liabilities                                497,018

Long-Term Liabilities                                                     -

           Total Liabilities                               $            497,018
                                                           ---------------------
Contingencies                                                             -

Shareholder's Equity (Deficit)

     Preferred Stock, $0.001 par value, authorized
        5,000,000 shares, none issued and outstanding.                    -

     Common Stock, $0.001 par value, authorized
        50,000,000 shares, 3,893,943 issued and
        outstanding  as of June 30, 1998 and 1997.                        3,894

     Additional Paid-In Capital                                           -

     Retained Earnings (Deficit)                                       (500,912)
                                                            --------------------
       Net Shareholders' Equity (Deficit)                              (497,018)

Total Liabilities and Shareholders' Equity (Deficit)        $             -
                                                            ====================



                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                   Unaudited Statements of Income and Expenses
      For The Six Months and the Three Months Ended June 30, 1998 and 1997


                                       Three Months Ended     Six Months Ended
                                             June 30              June 30

                                        1998        1997       1998      1997

Revenues                               $   -     $   -      $   -      $  -

Interest Expense                         11,834    10,758     23,668     21,516
                                       ---------  --------   --------  ---------

Net Income (Loss) Before Income Taxes   (11,834)  (10,758)   (23,668)   (21,516)


Provision for Income Taxes

Net Income (Loss)                      $(11,834) $(10,758)  $(23,668)  $(21,516)
                                       ========= =========  =========  =========



Earnings (Loss) per Share              $   (.00) $   (.00)  $   (.01)  $   (.01)
                                       ========= =========  =========  =========

Weighted Average Shares Outstanding
During the Period                      3,893,943 3.893.943  3,893,943  3,893,943
                                       ========= =========  =========  =========












                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                  Unaudited Statements of Shareholders' Equity
            For the Periods Ended December 31, 1997 and June 30, 1998

                                   Preferred Stock        Common Stock        Additional     Accumulated
                                 Shares       Amount   Shares      Amount   Paid-In-Capital   (Deficit)       Total

Balance of December 31,1996        -      $      -    3,893,943   $  3,894  $        -       $ (434,212)   $(430,318)

Net(Loss) for the year ended
   December 31, 1997                                                                            (43,032)      43,032)

Balance as of December 31, 1997    -             -    3,893,943      3,894           -         (477,244)    (473,350)

Net (Loss) for the six months
ended June 30, 1998                                                                             (23,668)     (23,668)
(Unaudited)

Balance as of June 30,1998         -      $      -    3,893,943   $  3,894  $        -       $ (500,912)   $(497,018)
                                ========  ==========  =========   ========  ==============   ===========   ==========






















                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                       Unaudited Statements of Cash Flows
                        For the Six Months Ended June 30,


                                                          1998           1997
                                                         ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                   $ (23,668)     $ (21,516)
                                                       ----------     ----------
   Adjustments to reconcile Net Income to Cash Flows from Operating Activities

   Increase  in Judgement Payable                         23,668         21,516
                                                       ----------     ----------

    Total Adjustments                                     23,668         21,516
                                                       ----------     ----------

    Net Cash Provided (Used) by Financing Activities        -              -
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net Cash (Used) by Investing Activities                 -              -
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net Cash Provided (Used) by Financing Activities        -              -
                                                       ----------     ----------

Increase in Cash and Cash Equivalents                       -              -
Cash at the Beginning of the Year                           -              -
                                                       ----------     ----------
Cash at End of the Year                                $    -         $    -
                                                       ==========     ==========
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                            $    -         $    -
                                                       ==========     ==========


                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1998


NOTE 1 - Basis of Presentation

     The accompanying unaudited financial statements have ben prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997. These statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1998.


NOTE 2 - Additional Footnotes Included By Reference

     Except as indicated in Notes above , there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual report on Form 10-KSB for the year ended December 31, 1997. Therefore, those footnotes are included herein by reference.

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


Results of Operations
---------------------
     Gross revenues for the six months ended June 30, 1998 and 1997 were $0

     For the six months ended June 30, 1998, the Company had a net loss of $23,668 compared to a net loss of $21,516 for the comparable period in 1997. The net losses were the result of interest that accrued on a judgement owed by the Company

Capital Resources and Liquidity
-------------------------------
     The Company had a net working capital deficiency of $497,018 as of June 30, 1998, as a result of non payment of a judgment against the Company. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are in-corporated herein by this reference.

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

MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   6-MO
FISCAL-YEAR-END                               Dec 31, 1998
PERIOD-END                                    June 30, 1998
EXCHANGE-RATE                                 1
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  0
CURRENT-LIABILITIES                           497,018
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     0
COMMON                                        3,894
OTHER-SE                                      (500,912)
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              23,668
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (23,668)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)
--------------------------------------------  -------------------------