Form 10QSB
period 1999-06-30
JUTLAND ENTERPRISES INC/DE
filed 1999-11-09
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 1999 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.












































                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            JUTLAND ENTERPRISES, INC.
                                TABLE OF CONTENTS
                             June 30, 1999 and 1998


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

         Statements of Income and Expenses...................................F-3

         Statements of Shareholders' Equity..................................F-4

         Statements of Cash Flows............................................F-5

         Notes To Financial Statements.......................................F-6

                            JUTLAND ENTERPRISES, INC
                                  Balance Sheet
                               As of June 30, 1999


                                     ASSETS

Current Assets                                              $              -
                                                            --------------------

Total Assets                                                $              -
                                                            ====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

     Judgement Payable                                      $           547,045
                                                            --------------------
         Total Current Liabilities                                      547,045

Long-Term Liabilities                                                      -
                                                            --------------------
              Total Liabilities                             $           547,045
                                                            --------------------
Contingencies                                                              -

Shareholder's Equity (Deficit)

  Preferred Stock, $0.001 par value, authorized
     5,000,000 shares, none issued and outstanding.                        -

  Common Stock, $0.001 par value, authorized
     50,000,000 shares, 3,893,943 issued and
     outstanding at June 30, 1999 and 1998.                               3,894

     Additional Paid-In Capital                                            -
     Retained Earnings (Deficit)                                       (550,939)
                                                            --------------------
              Net Shareholders' Equity (Deficit)                       (547,045)

Total Liabilities and Shareholders' Equity (Deficit)        $              -
                                                            ====================







                      See Notes to the Financial Statements

                            JUTLAND ENTERPRISES, INC.
                   Unaudited Statements of Income and Expenses
                For the Three Months Ended June 30, 1999 and 1998


                                        Three Months Ended    Six Months Ended
                                              June 30             June 30
                                         1999        1998      1999      1998
                                        ------      ------    ------    ------
Revenues                              $    -     $    -     $    -     $   -

Interest Expense                         13,343     11,834     26,360    23,668

Net Income (Loss) Before Income Taxes   (13,343)   (11,834)   (26,360)  (23,668)

Provision for Income Taxes

Net Income (Loss)                     $ (13,343) $ (11,834) $ (26,360) $(23,668)
                                      ========== ========== ========== =========


Earnings (Loss) per Share             $    0.000 $     .00 $       .01 $    .01

Weighted Average Shares Outstanding
During the Period                      3,893,943 3,893,943   3,893,943 3,893,943

















                      See Notes to the Financial Statements

                            JUTLAND ENTERPRISES, INC.
                  Unaudited Statements of Shareholders' Equity
            For the Periods Ended December 31, 1998 and June 30, 1999


                                   Preferred Stock          Common Stock         Additional      Accumulated
                                 Shares       Amount     Shares      Amount    Paid-In-Capital    (Deficit)      Total

Balance of December 31,1997         -      $     -      3,893,943   $  3,894      $    -         $ (477,244)   $(473,350)

Net(Loss) for the year ended
   December 31, 1998                                                                                (47,335)     (47,335)

Balance as of December 31, 1998     -            -      3,893,943      3,894           -           (524,579)    (520,685)

Net (Loss) for the six months
ended June 30, 1999
(Unaudited)                                                                                         (26,360)     (26,360)

Balance as of June 30,1999          -      $     -      3,893,943   $  3,894      $    -         $ (550,939)   $(547,045)
                                 ========  ==========   =========   ========      ==========     ===========   ==========





                      See Notes to the Financial Statements

                            JUTLAND ENTERPRISES, INC.
                       Unaudited Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998


                                                            1999         1998
                                                           ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                     $ (26,360)   $ (23,668)
                                                         ----------   ----------
   Adjustments to reconcile Net Income to Cash Flows from Operating Activities

   Increase  in Judgement Payable                           26,360       23,668
                                                         ----------   ----------

   Total Adjustments                                        26,360       23,668
                                                         ----------   ----------

   Net Cash Provided (Used) by Financing Activities           -            -
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net Cash (Used) by Investing Activities                    -            -
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net Cash Provided (Used) by Financing Activities           -            -
                                                         ----------   ----------

Increase in Cash and Cash Equivalents                         -            -
Cash at the Beginning of the Year                             -            -
                                                         ----------   ----------
Cash at End of the Year                                  $    -       $    -
                                                         ==========   ==========
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid With Cash                               $    -       $    -
                                                         ==========   ==========



                      See Notes to the Financial Statements

                            JUTLAND ENTERPRISES, INC.
                     Unaudited Notes to Financial Statements
                                  June 30, 1999


NOTE 1 - Basis of Presentation
         ---------------------

     The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not includes all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1999.

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

     As used herein the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company has had no operations since approximately September 30, 1993. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition , merger or by commencing a start up business.

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


Results of Operations
---------------------

     Gross revenues for the six months ended June 30, 1999 and 1998 were $0

     For the six months ended June 30, 1999, the Company had a net loss of $26,360 compared to a net loss of $23,668 for the comparable period in 1998. The net losses were the result of interest that accrued on a judgement owed by the Company.

Capital Resources and Liquidity
-------------------------------

     The Company had a net working capital deficiency of $547,045 as of June 30, 1999, as a result of non payment of a judgment against the Company. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

     However, there is no guarantee that the plaintiff in this matter will agree to settle the debt or that any of the Company's insiders will agree to contribute or loan the Company sufficient funds to settle the debt. See Part II,
Item 1., Legal Proceedings below for more information on the judgement.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

(b) Reports on Form 8-K. A report on Form 8-K was filed on April 19, 1999, disclosing a change in control of the Company.



















           [Remainder of this page has been intentionally left blank.]

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

MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   6-MO
FISCAL-YEAR-END                               Dec 31, 1999
PERIOD-END                                    June 30, 1999
EXCHANGE-RATE                                 1
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  0
CURRENT-LIABILITIES                           547,045
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     0
COMMON                                        3,894
OTHER-SE                                      550,739
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              26,360
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (26,360)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)
--------------------------------------------  -------------------------