Form 10QSB
period 1999-09-30
JUTLAND ENTERPRISES INC/DE
filed 1999-11-09
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

                          Yes XX                    No


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 5, 1999 was 4,693,943.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................6

ITEM 5.  OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7


SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9






























                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Jutland Enterprises, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1999 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.















































                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                            JUTLAND ENTERPRISES, INC.
                                TABLE OF CONTENTS
                           September 30, 1999 and 1998


         FINANCIAL STATEMENTS:
         Balance Sheet ......................................................F-2
         Statements of Income and Expenses ..................................F-3
         Statements of Shareholders' Equity .................................F-4
         Statements of Cash Flows ...........................................F-5
         Notes To Financial Statements ......................................F-6

                            JUTLAND ENTERPRISES, INC
                                  Balance Sheet
                            As of September 30, 1999


                                     ASSETS

Current Assets                                              $               -
                                                            --------------------

Total Assets                                                $               -
                                                            ====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

    Judgement Payable                                       $           560,721
                                                            --------------------
         Total Current Liabilities                                      560,721

Long-Term Liabilities                                                      -
                                                            --------------------
         Total Liabilities                                  $           560,721
                                                            --------------------
Contingencies                                                              -

Shareholder's Equity (Deficit)

    Preferred Stock, $0.001 par value, authorized
       5,000,000 shares, none issued and outstanding.                      -

    Common Stock, $0.001 par value, authorized
       50,000,000 shares, 3,893,943 issued and
       outstanding as of September 30, 1999 and 1998.                     3,894

    Additional Paid-In Capital                                             -

    Retained Earnings (Deficit)                                        (564,615)
                                                            --------------------
      Net Shareholders' Equity (Deficit)                               (560,721)

Total Liabilities and Shareholders' Equity (Deficit)        $              -
                                                            ====================





                       See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                   Unaudited Statements of Income and Expenses
   For the Nine Months and the Three Months Ended September 30, 1999 and 1998


                                        Three Months Ended     Nine Months Ended
                                           September 30          September 30
                                         1999        1998       1999      1998
                                        ------      ------     ------    ------
Revenues                              $   -       $   -      $    -    $   -

Interest Expense                        13,343      11,843     40,036    35,502
                                      ---------  ---------  ---------  ---------

Net Income (Loss) Before Income Taxes  (13,343)    (11,843)   (40,036)  (35,502)


Provision for Income Taxes
                                      ---------  ---------  ---------  ---------
Net Income (Loss)                     $(13,343)  $(11,843)  $(40,036)  $(35,502)
                                      =========  =========  =========  =========



Earnings (Loss) per Share             $  (0.00)  $  (0.00)  $  (.010)  $  (.009)
                                      =========  =========  =========  =========

Weighted Average Shares Outstanding
During the Period                     3,893,943  3,893,943  3,893,943  3,893,943
                                      ---------  ---------  ---------  ---------













                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                  Unaudited Statements of Shareholders' Equity
         For the Periods Ended December 31, 1998 and September 30, 1999


                                   Preferred Stock             Common Stock       Additional      Accumulated
                                 Shares       Amount     Shares       Amount    Paid-In-Capital    (Deficit)        Total

Balance of December 31,1997         -      $     -      3,893,943  $    3,894     $     -         $ (477,244)     $(473,350)

Net(Loss) for the year ended
       December 31, 1998                                                                             (47,335)       (47,335)

Balance as of December 31, 1998     -            -      3,893,943       3,894           -           (524,579)      (520,685)

Net (Loss) for the nine months
ended September 30, 1999                                                                             (40,036)       (40,036)
(Unaudited)

Balance as of September 30,1999     -      $     -      3,893,943  $    3,894     $     -         $ (564,615)     $(560,721)
                                 ========  ===========  =========  ==========     ===========     ===========     ==========






















                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                       Unaudited Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998


                                                            1999         1998
                                                           ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                     $            $ (43,032)
                                                         ----------   ----------
                                                           (47,335)
   Adjustments to reconcile Net Income to Cash Flows from Operating
Activities

   Increase  in Judgement Payable                           47,335       43,032
                                                         ----------   ----------

   Total Adjustments                                        47,335       43,032
                                                         ----------   ----------

   Net Cash Provided (Used) by Financing Activities           -            -
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net Cash (Used) by Investing Activities                    -            -
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net Cash Provided (Used) by Financing Activities           -            -
                                                         ----------   ----------

Increase in Cash and Cash Equivalents                         -            -

Cash at the Beginning of the Year                             -            -
                                                         ----------   ----------
Cash at End of the Year                                  $    -       $    -
                                                         ==========   ==========
SUPPLEMENTARY CASH FLOW INFORMATION

   Interest Paid With Cash                               $    -       $    -
                                                         ==========   ==========



                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                     Unaudited Notes to Financial Statements
                               September 30, 1999


NOTE 1 - Basis of Presentation
         ---------------------

     The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1998. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results ar not necessarily indicative of the results for the full year ended December 31, 1999.

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


Results of Operations
---------------------

     Gross revenues for the quarter ended September 30, 1999 and 1998 were $0

     For the nine months ended September 30, 1999, the Company had a net loss of $11,834 compared to a net loss of $10,758 for the comparable period in 1998. The net losses were the result of interest that accrued on a judgement owed by the Company.

Capital Resources and Liquidity
-------------------------------

     The Company had a net working capital deficiency of $560,721as of September 30, 1999, as a result of non payment of a judgment against the Company. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

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

     The Company has since filed the necessary documents to reinstating its corporate charter. Hudson and the Company's president intend to assist the Company in settling its debts, assist the Company in filing and maintaining the necessary disclosure documents on a current basis with the Securities and Exchange Commission, and finding suitable operations for the Company through a merger or acquisition.

Subsequent Event

     On November 2, 1999, the board of directors approved the issuance of 800,000 shares of the Company's common stock to Richard Surber, the president of the Company, for services rendered in his capacity as president of the Company.

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

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS FILED WITH THE COMPANY'S SEPTEMBER 30, 1999, QUARTERLY REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   9-MO
FISCAL-YEAR-END                               Dec 31, 1999
PERIOD-END                                    September 30, 1999
EXCHANGE-RATE                                 1
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  0
CURRENT-LIABILITIES                           560,721
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     0
COMMON                                        3,894
OTHER-SE                                      (564,615)
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              48,036
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (40,036)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)
--------------------------------------------  -------------------------