Form 10KSB
period 1997-12-31
JUTLAND ENTERPRISES INC/DE
filed 1999-11-10
CIK 839430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

     Commission file number: 33-24108D

                            Jutland Enterprises, Inc.
                 (Name of Small Business Issuer in Its Charter)


          Delaware                                      87-045382
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


        268 West 400 South, Suite 300, Salt Lake City, Utah       84101
              (Address of Principal Executive Offices)          (Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class             Name of each Exchange on Which Registered
 Common Stock ($0.001 Par Value)                         None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 1997, were $ 0.

The aggregate market value of the registrant's Common Stock, $.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,647.72 based on the average closing bid and asked prices for the Common Stock on December 31, 1997.

At December 31, 1997, the number of shares outstanding of the registrant's Common Stock, $.001 par value (the only class of voting stock), was 3,893,943.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.   Description of Business..............................................1

Item 2.   Description of Property..............................................5

Item 3.   Legal Proceedings....................................................5

Item 4.   Submission of Matters to a Vote of Security-Holders..................6


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.............6

Item 6.   Management's Discussion and Analysis or Plan of Operation............7

Item 7.   Financial Statements.................................................8

Item  8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.................................................9

                                    PART III

Item 9.   Directors and Executive Officer......................................9

Item 10.  Executive Compensation...............................................9

Item 11.  Security Ownership of Certain Beneficial Owners and Management......10

Item 12.  Certain Relationships and Related Transactions......................10

Item 13.  Exhibits, List and Reports on Form 8-K..............................10

                                     PART I

This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.



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

On April 7, 1999, Hudson filled the vacancies on the board of the Company pursuant to Delaware General Corporation Law under ss.ss.268(a) and 141(k) appointing Richard Surber as a director and president and Saundra McFadden as a director and secretary of Company. Prior to April 7, 1999, the Company was unable to transact any business because no known officer or director retained their position with the Company. Both Mr. Surber and Ms. McFadden are also officers and directors of Hudson.

The Company ceased operations in 1993 and has essentially been dormant since that time. The Company's management, directors, and officers had either resigned or abandoned their position. Furthermore, the Company's corporate charter had been revoked and the Company apparently has not filed any reports with the Securities and Exchange Commission since the third quarter of 1993.

The Company has since filed the necessary documents to reinstating it's corporate charter. Hudson intends to assist the Company in settling its debts, assist the Company in filing and bringing the necessary disclosure documents current with the Securities and Exchange Commission, and finding suitable operations for the Company through a merger or acquisition.

Since the Company discontinued its operations it has been dormant. The Company is now in process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

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

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present majority shareholder did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

Notwithstanding the fact that the Company would be technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

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


                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, JUTL. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 1996 and 1997 are as follows:


               Quarter           High               Low
               -------           ----               ---
1996           First             Not Available      Not Available
----
               Second            Not Available      Not Available
               Third             Not Available      Not Available
               Fourth            $.001              $.001


               Quarter           High               Low
               -------           ----               ---
1997           First             Not Available      Not Available
----
               Second            Not Available      Not Available
               Third             Not Available      Not Available
               Fourth            $.001              $.001


In November, 1999, the number of holders of record of the Company's common stock was 291. No cash dividends were paid during the fiscal years December 31, 1997 and 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the next 12 months, the Company intends to locate an operating business through an acquisition or merger. The Company will also attempt to settle all remaining liabilities at a substantial discount through funds that insiders may provide.

Results of Operations

The Company recorded $0 in sales for the fiscal years ending December 31, 1997 and 1996. The Company has had no operations since 1993.

Losses

Net losses for the year ended December 31, 1997 were $43,032 compared to $47,496 for the year ended December 31, 1996. The losses were attributable to interest expenses accruing on a judgement against the Company.

The Company expects to continue to incur losses until such time as it acquires profitable operations.

Expenses

The Company had interest expenses of $43,032 for the year ended December 31, 1997 and $38,196 for the comparable period in 1996. The Company had no significant expenses other than interest expenses accruing as a result of non-payment of a debt owed by the Company during the year ended 1997.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company had a net working capital deficiency of $470,350 as of December 31, 1997, as a result of non payment of a judgment against the Company. The Company intends to make an effort to settle the judgement at a substantial discount. The Company anticipates that insiders will contribute sufficient funds to settle the debt, if the debt can settled for less than $.10 on the dollar.

However, there is no guarantee that the plaintiff in this matter will agree to settle the debt or that any of the Company's insiders will agree to contribute or loan the Company sufficient funds to settle the debt. See Part I, Item 3, Legal Proceeding on page 5 for more information on the judgement.

The Company had no operations for the years ended December 31, 1997 and 1996, consequently there were no cash flows generated for these periods.

Cash flow generated from investing activities was $0 for the year ended December 31, 1997 and $0 for the year ended December 31, 1996.

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


ITEM 7.     FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1997 are attached hereto as pages F-1 through F-10.













                [Remainder of this page intentionally left blank]

                            JUTLAND ENTERPRISES, INC.
                                TABLE OF CONTENTS
                           DECEMBER 31, 1997 and 1996





INDEPENDENT AUDITORS' REPORT.................................................F-2

FINANCIAL STATEMENTS:

Balance Sheets...............................................................F-3

Statements of Income and Expenses ...........................................F-4

Statements of Shareholders' Equity ..........................................F-5

Statements of Cash Flows ....................................................F-6

NOTES TO FINANCIAL STATEMENTS ...............................................F-7

Sellers & Associates P.C.                                         (801) 621-8128
-------------------------
3785 Harrison Blvd., Suite 101 - Ogden, Utah 84403            Fax (801) 627-1639




                          Independent Auditors' Report
                          ----------------------------

To:      Board of Directors
         JUTLAND ENTERPRISES, INC.
         Salt Lake City, Utah

We have audited the accompanying balance sheets of JUTLAND ENTERPRISES, INC., as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of JUTLAND ENTERPRISES, INC. as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

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


 /s/ Sellers & Associates, P.C.

Sellers & Associates, P.C.
October 18, 1999

                            JUTLAND ENTERPRISES, INC
                                 Balance Sheets
                     Years Ending December 31,1997 and 1996


                                     ASSETS
                                                            1997         1996
                                                           ------       ------
Current Assets                                           $    -       $    -
                                                         ----------   ----------

Total Assets                                             $    -       $    -
                                                         ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

          Judgement Payable                              $ 473,350    $ 430,318
                                                         ----------   ----------
          Total Current Liabilities                        473,350      430,318

Long-Term Liabilities                                         -            -
                                                         ----------   ----------

           Total Liabilities                             $ 473,350    $ 430,318
                                                         ----------   ----------
Contingencies                                                 -            -

Shareholder's Equity (Deficit)

     Preferred Stock, $0.001 par value, authorized
        5,000,000 shares, none issued and outstanding.        -            -

     Common Stock, $0.001 par value, authorized
        50,000,000 shares, 3,893,943 issued and
        outstanding as of  December 31, 1997 and 1996.       3,894        3,894

        Additional Paid-In Capital                            -            -

        Retained Earnings (Deficit)                       (477,244)    (434,212)
                                                         ----------   ----------
          Net Shareholders' Equity (Deficit)              (473,350)    (430,318)

Total Liabilities and Shareholders' Equity (Deficit)     $    -       $    -
                                                         ==========   ==========


                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                        Statements of Income and Expenses
                 For the Years Ended December 31, 1997 and 1996


                                                            1997         1996
                                                           ------       ------
Revenues                                                 $    -       $    -

Interest Expense                                            43,032       38,996
                                                         ----------   ----------

Other Costs                                                               8,500

Net Income (Loss) Before Income Taxes                      (43,032)     (47,496)

Provision for Income Taxes


Net Income (Loss)                                        $ (43,032)   $ (47,496)
                                                         ==========   ==========



Earnings (Loss) per Share                                $    (.01)   $    (.01)
                                                         ==========   ==========

Weighted Average Shares Outstanding During the Period    3,893,943    3,893,943
                                                         ==========   ==========









                        See Notes to Financial Statements

                           JUTLAND ENTERPRISES, INC.
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 1997 and 1996


                                                                                Additional     Accumulated
                                    Preferred Stock         Common Stock      Paid-In-Capital   (Deficit)      Total
                                  Shares       Amount     Shares     Amount
Balance of December 31,1995          -      $     -      3,893,943  $  3,894    $     -        $ (386,716)   $(382,822)

Net(Loss) for the year ended
   December 31, 1996                                                                              (47,496)     (47,496)
                                 -------    ---------
Balance as of December 31, 1996      -            -      3,893,943     3,894          -          (434,212)    (430,318)

Net (Loss) for the year ended
  December 31, 1997                                                                               (43,032)     (43,032)

Balance as of December 31, 1997      -      $     -      3,893,943  $  3,894    $     -        $ (477,244)   $(473,350)
                                 =======  ===========   =========== ========    ===========    ===========   ==========


















                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1996


                                                            1997         1996
                                                           ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                     $ (43,032)   $ (47,496)
                                                         ----------   ----------
   Adjustments to reconcile Net Income to Cash Flows from Operating Activities

   Increase  in Judgement Payable                           43,032       47,496
                                                         ----------   ----------

    Total Adjustments                                       43,032       47,496
                                                         ----------   ----------

    Net Cash Provided (Used) by Financing Activities          -            -
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net Cash (Used) by Investing Activities                   -            -
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net Cash Provided (Used) by Financing Activities          -            -
                                                         ----------   ----------

Increase in Cash and Cash Equivalents                         -            -
Cash at the Beginning of the Year                             -            -
                                                         ----------   ----------
Cash at End of the Year                                  $    -       $    -
                                                         ==========   ==========
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                              $    -       $    -
                                                         ==========   ==========


                        See Notes to Financial Statements

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1997 and 1996


NOTE 1 - Summary of Significant Accounting Policies
         ------------------------------------------

Basis of Presentation
---------------------
Jutland Enterprises, Inc. prepares its books and records on the accrual basis for financial reporting. The accompanying financial statements represent the transactions for the fiscal years ending December 31, 1997 and 1996.

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

Impairment of Long-Lived Assets
-------------------------------
It is the Company's policy to periodically evaluate the economic recover ability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

Fair Value of Financial Instruments
-----------------------------------
The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1997 and 1996


NOTE 1 - Summary of Significant Accounting Policies - continued
         ------------------------------------------------------
Cash and cash equivalents, receivables, accounts and judgements payable, due to shareholder: The carrying amounts approximate fair value because of the short maturity of these instruments.

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

The Company has not filed income tax returns for several years. With the prior net operating losses carried forward , management is of the opinion little or no income taxes are due.

In March 1999 the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Consequently, management believes the net operating loss carry forwards are lost. Therefore, no recognition of any net operating loss carry forwards are reflected in these financial statements.

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

          December  31, 1997  $473,350
          December 31, 1996 $430,318

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1997 and 1996

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

NOTE 5 - Common Stock
         ------------
As of December 31, 1997 there are 3,893,393 shares issued and outstanding. Of this amount, 876,244 shares are free trading whereas 3,017,149 shares remain restricted subject to Rule 144 of the Securities Act of 1933. See also Note 4.

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

                            JUTLAND ENTERPRISES, INC.
                          Notes to Financial Statements
                           December 31, 1997 and 1996


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










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1997 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.   EXECUTIVE COMPENSATION

Executive Compensation
----------------------

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1997 and 1996. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

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


                                                        Amount and Nature of
  Title of Class     Name and Address of Beneficial     Beneficial Ownership    Percent of Class
  --------------    --------------------------------    --------------------    ----------------
                                 Owner
                                 -----
   Common Stock            Saundra McFadden                      0                     0.00
($0.001 par value)  268 West 400 South ,Suite 300
                     Salt Lake City, Utah 84101

   Common Stock      Richard Surber, President1                  0                     0.00
($0.001 par value)  268 West 400 South, Suite 306
                     Salt Lake City, Utah 84101

   Common Stock      Hudson Consulting Group, Inc.           2,246,224                57.7%
($0.001) par value  268 West 400 South, Suite 300
                      Salt Lake City, Utah 84101

   Common Stock        Directors and Executive               2,246,224                57.7%
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


                                   Jutland Enterprises, Inc.



                                   /s/ Richard Surber
                                   ----------------------------------------
                                   Richard Surber, President and Director



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


Signature                        Title                          Date


 /s/ Richard Surber     President and Director                  November 5, 1999
----------------------
  Richard Surber


 /s/ Saundra McFadden   Vice President, Secretary and Director  November 5, 1999
----------------------
  Saundra Mc Fadden















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

EXHIBIT    PAGE
NO.        NO.    DESCRIPTION

3(i)        *     Articles of Incorporation of the Company (incorporated herein by reference from Company's Form S-18 as filed with the Securities and Exchange Commission on December 6, 1988 ).

3(ii)       *     Bylaws  of the Company, as amended  (incorporated  herein by reference from of the Company's Form S-18 as filed with the Securities and Exchange Commission on December 6, 1988 ).

4(a)        *     Form of certificate  evidencing  shares of "Common Stock" in the Company  (incorporated from Exhibit 4(a) to the Company's
                  Form S-18 as filed with the Securities and Exchange Commission on December 6, 1988).

27         13     Financial Data Schedule "CE"

Financial Data Schedule


MULTIPLIER                                    1
CURRENCY                                      U.S. Dollars
PERIOD-TYPE                                   12 Months
FISCAL-YEAR-END                               Dec 31, 1997
PERIOD-END                                    Dec 31, 1997
EXCHANGE-RATE                                 1
CASH                                          0
SECURITIES                                    0
RECEIVABLES                                   0
ALLOWANCES                                    0
INVENTORY                                     0
CURRENT-ASSETS                                0
PP&E                                          0
DEPRECIATION                                  0
TOTAL-ASSETS                                  0
CURRENT-LIABILITIES                           473,350
BONDS                                         0
PREFERRED-MANDATORY                           0
PREFERRED                                     0
COMMON                                        3,894
OTHER-SE                                      477,244
TOTAL-LIABILITY-AND EQUITY                    0
SALES                                         0
TOTAL-REVENUES                                0
CGS                                           0
TOTAL-COSTS                                   0
OTHER-EXPENSES                                0
LOSS PROVISION                                0
INTEREST-EXPENSE                              43,032
INCOME-PRETAX                                 0
INCOME-TAX                                    0
INCOME-CONTINUING                             0
DISCONTINUE                                   0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (43,032)
EPS-PRIMARY                                   (.01)
EPS-DILUTED                                   (.01)
--------------------------------------------  -------------------------