Form 10KSB
period 1999-12-31
PROFESSIONAL WRESTLING ALLIANCE CORP
filed 2000-04-14
CIK 839430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____to_____.

     Commission file number: 33-24108D

                   Professional Wrestling Alliance Corporation
                   -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Delaware                                   87-045382
             ---------                                  ---------
 (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

                     15962 Gault Street, Van Nuys, CA 91406
                     --------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (818) 786-7154
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class           Name of each Exchange on Which Registered
      -------------------           -----------------------------------------
  Common Stock ($0.001 Par Value)                     None
     Preferred Stock ($0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X                    No
                                   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 1999, were $16,471.

The aggregate market value of the registrant's Common Stock, $0.001 par value held by non-affiliates was approximately $18,533,929 based on the average closing bid and asked prices for the Common Stock on March 31, 2000.

On April 12, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 75,856,832.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................5

Item 3.       Legal Proceedings................................................5

Item 4.       Submission of Matters to a Vote of Security-Holders..............5


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........5

Item 6.       Management's Discussion and Analysis or Plan of Operation........8

Item 7.       Financial Statements............................................10

Item 8.       Changes in and Disagreements With
              Accountants on Accounting andFinancial Disclosure...............11

                                    PART III

Item 9.       Directors and Executive Officers................................11

Item 10.      Executive Compensation..........................................12

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management...........................................13

Item 12.      Certain Relationships and Related Transactions..................14

Item 13.      Exhibits, List and Reports on Form 8-K..........................14

This Report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

A.  Business Development

As used herein the term "Company" refers to Professional Wrestling Alliance Corporation, a Delaware corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988, under the name Jutland Enterprises, Inc. The Company carried on the business authorized by its charter until March 1, 1995, at which time its charter became inoperative and void for non-payment of taxes. Furthermore, the Company was unable to transact any business because no known officer or director retained their position with the Company until April 7, 1999.

The Company's current plan of operation is to promote and produce professional wrestling events, combining musical acts and wrestling matches for live audiences and television including pay per view events through its wholly owned subsidiary, Professional Wrestling Alliance ("PWA").

On March 22, 1999, Hudson Consulting Group, Inc. ("Hudson") entered into a Stock Purchase Agreement ("Agreement") with an individual by the name of Andrew Thorburn. Pursuant to the Agreement Hudson purchased 2,246,224 shares of the Company's common stock for $10,000 cash on March 24, 1999. Consequently, Hudson obtained a majority interest in the Company's common stock. By virtue of Hudson's purchase of 57.7% of the Company's common stock, Hudson had effective control of the Company at that time. Hudson's intent in purchasing 57.7% of the Company's shares of common stock was to assist the Company in settling its debts, assisting the Company in filing and bringing the necessary disclosure documents current with the Securities and Exchange Commission, and finding suitable operations for the Company through a merger or acquisition.

On April 7, 1999, Hudson filled the vacancies on the board of the Company pursuant to Delaware General Corporation Law under ss.ss.268(a) and 141(k) appointing Richard Surber as a director and president and Saundra McFadden as a director and secretary of Company. Both Mr. Surber and Ms. McFadden are also officers and director of Hudson. On April 13, 1999, the State of Delaware revived the Company's charter to conduct the business authorized by its articles of incorporation retroactively as of February 28, 1995. On November 19, 1999, the Company amended its articles of incorporation to provide for an increase in the number of its authorized shares of its common stock from 50,000,000 to 200,000,000.

Prior to November 23, 1999, four individuals, Allen Nelson, Pamela Nissen, Leland Stringer, and Barry Vichnick ("PWA Shareholders") collectively owned 100% of PWA. Pursuant the Company's acquisition of PWA, facilitated through a Stock Acquisition Agreement dated November 23, 1999, ("Acquisition Agreement") the Company purchased 100% of PWA from the PWA Shareholders in exchange for

60,000,000 shares of the Company's common stock. The PWA shareholders received the 60,000,000 shares of the Company's common stock on a pro rata basis. These changes would result in the PWA shareholders holding 60,000,000 shares of the Company's common stock or 92.74%of the Company's issued and outstanding stock at that time. Hudson's holdings would total 2,246,224 or 3.47% of the Company's outstanding shares of common stock at that time, down from 57.7% prior to the change of control. Richard Surber's personal holding would remain at 800,000 and decrease his holdings to 1.23% of the Company.

In exchange for the transfer of 60,000,000 shares of the Company's common stock to the PWA's Shareholders on a pro rata basis, 100% ownership interest in PWA was transferred to the Company. PWA is now a wholly owned subsidiary and the principle operating entity of the Company. PWA held less than $10,000 in assets at the time of the acquisition.

B.  The Company's Business Plan

The Company effected the purchase of PWA, for the purpose of producing and distributing a series of sports and television entertainment shows, pay per views, and live events. Through PWA, the Company, intends to promote and produce professional wrestling events, combining musical acts and wrestling matches for live audiences and television including pay per view events. What the Company intends to produce is a series of entertaining events, using rock & roll and wrestling as its focal point. The Company plans to produce events and then broadcast them in over 78 different countries through out the world through various joint ventures.

The Company's wrestling events are expected to concentrate on female wrestling and a training camp has been established for the purpose of training the Company's wrestlers. The Company believes that its female wrestlers are attractive, professional and credible performers and athletes. The Company's wrestlers will be trained in a distinctive style of wrestling known as "Lucha Libre", popularized in Mexico and Japan. According to the Lucha Libre style of wrestling, the Company's female athletes will be trained as acrobats as well as wrestlers. Lucha Libre translated literally means "free fighting" and to become a Luch Libre one must first be agile and athletic as well as a trained professional. The Company intends to train its wrestlers in the Lucha Libre style of wrestling at the Company's training facilities located in Los Angeles, California and in Florida. The Company believes that the Lucha Libre style of wrestling will provide for exciting action packed matches especially when combined with Rock & Roll stars and media celebrities.

The Company believes there is a natural connection between music and wrestling and each show or event produced is expected to have a musical guest such as the Charlie Daniels Band, Kiss, Beasty Boys, Corn, James Brown, Tito Puente, Lit, Sheila E., L7, MTV's Bif Naked, and Alice Cooper. Additionally, each show or event produced is expected to feature appearances by celebrities such as Tommy Chong, Tommy Lee, Paul Rodriguez, Howard Stern, and various other personalities from MTV, E-Television, FX, Comedy Central, VH1, Entertainment Tonight as well as other celebrities.

The Company's produced shows and events are expected to be presented in an entertaining format using unique stage craft and state of the art production techniques. The Company's managing director is a recognized expert in the use of new technologies as well as a producer of a series of live productions. This expertise provides the Company with the ability to shoot in Digital / High Definition at a cost that is comparable with standard broadcast production.

Shooting in Digital / High Definition provides the Company with a strong marketing hook as well as giving the Company's product a long shelf life. Through an oral agreement with SJC Productions, the Company has been able to put together a Digital / High Definition mobile production crew that is experienced and capable of producing a high quality show. This Digital / High Definition broadcast technology will provide views with lush images, ten times the picture information, digital 8 track sound and adjustable wide screen format. It is the Company's intention to shoot both standard and High Definition simultaneously as requested by the distributor. Additionally, the Company intends to employ award winning writers, scene designers and special effects wizards to produce its shows and events.

Furthermore, the Company has initiated a series of negotiations with Sony, MCA/Universal, Atlantic and Warner Brothers for the introduction of new talent and the ability to feature new works by established talent. The Company also intends to distribute a series of Rock & Wrestling soundtracks worldwide. Each musical guest, along with special guest celebrity will have an opportunity to become part of the Company's wrestling events by interacting in the storylines written especially for each event. The Company is currently planning to place rock & wrestling events in 28 concert arenas located in the western region of the country.

The Company will design each show and event as a multiple profit source with over ten separate sources of revenues. The Company intends to provide the series it produces to the network as a weekly show and as a special for large scale live pay per view events. In addition to the broadcast and pay per view, the Company expects to derive profits from other sources such as live event ticket sales, merchandising, international television rights, video sales and rentals, and corporate sponsorship.

Due to a lack of sufficient operating capital, the Company had to cancel four of its scheduled Rock & Wrestling events as follow: Oakland Sports Arena December 18, 1999; L.A. Sports Arena February 10, 2000; Imperial Palace, Las Vegas, February 27, 2000; and the L.A. sports Arena, April 26, 1999. Additionally, as a result of the Company's current lack of funding, no events or productions have been scheduled to date. However, despite the Company's current lack of funding, the Company has entered into informal negotiations to co-produce European events with Frontier Wrestling Alliance based in London, England. Additionally, the Company is presently negotiating with Concerts West (which books events for 28 different arenas nationwide), Mandalay Productions, Showtime, Direct TV, Pay-Per-View, MTV, CBS, UPN and SFX to produce events for network television.

C.  Marketing Strategy

The Company believes that the key to building a successful buyrate for a pro wrestling pay per view event is to present wrestling matches that the fans will want to see. To do that the Company will attempt to create emotional bonds between the audience and the wrestlers.

The Company believes that the best way to promote its wrestlers to the public is through television. Thus, the Company plans to produce a series of shows for cable / network television. The shows will be provided at a reasonable cost to the networks with the intention of creating a substantial profit center for the broadcasters. The Company plans to offer the shows to television networks at an attractive price on the condition that the Company retains a portion of the commercial for the Company's sponsors on each broadcast. The Company believes that good matchmaking with in-depth story lines, interviews and characterizations will create the emotional connection that viewers will want to follow on a weekly basis.

In addition to the marketing strategy outlined above, the Company, through an oral agreement, recently retained Technovative Marketing, Inc., a reputable marketing firm with prestigious clients such as AT&T and Lucent Technologies, to market the Company's events and to obtain sponsorships to increase the Company's profitability. The Company has also formed an oral strategic alliance with KROQ radio station. It was the company's intent, through this alliance, to blitz the airwaves with 52 spots approximately two prior to the Rock & wrestling event the Company had scheduled for the L.A. sports Arena on February 10, 2000, but has had to cancel because of a lack of funding.

The Company's overall growth plan calls for a secondary show entitled "the Battle of the Bands," which the Company is presently negotiating to emanate from the "House of Blues" in Los Angeles. This show is being designed to provide exposure to new and upcoming bands. The Company intends to have the winner of the "Battle of the Bands" to be the opening featured act on its television and pay-per-view events. The Company believes this may be an opportunity to form a strategic alliance, with record companies who are constantly looking to promote their new talent.

D.  Governmental Regulation

The Company may be prohibited from promoting and conducting its live events if it does no comply with applicable regulations. In various states throughout the United States and some Canadian provinces, athletic commissions and other applicable regulatory agencies require the Company to obtain promoters licences, performers licenses, medical licenses and/or event permits in order for the Company to promote and conduct the live event that it has scheduled. In the event that the Company fails to comply with the regulations of a particular jurisdiction, it may be prohibited from promoting or conducting the live events in that jurisdiction. The Company's inability to present its live events over an extended period of time or in a number of jurisdictions would lead to a decline in expected revenues and could have a materially adverse effect on the Company's business.

E.  Competition

The entertainment market in which the Company operates is highly competitive and the Company may not be able to compete effectively against competitors with greater financial resources or competitors that have a stronger market presence. The Company expects that its productions and live events will compete on a national level with a wide variety entertainment.

In particular, the Company anticipates competing directly with Time/Warner's World Championship Wrestling, Inc., Vincent McManhon's World Wide Wrestling Federation, and Extreme Championship Wrestling in all aspects of the Company's business including but not limited to: market share, viewership, advertising dollars, and access to arenas. Additionally, the Company anticipates indirect competition from the music, entertainment, and professional and college sports industries in general This competition, as mentioned above, could result in the Company being unable to gain any significant market share, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on the Company's form of entertainment, any of which could have a material adverse effect on operating results, financial condition, and/or prospects.

F.  Employees

Currently, the Company has five (5) full time employees and no part-time employees.

G.  Reports to Security Holders

The Company's annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The Company intends to, from this date forward, to file all of its required information with the Securities and Exchange Commission ("SEC"). Prior to this form being filed there were not other forms filed. The Company plans to file its 10KSB, 10QSB, and all other forms that may be or become applicable to the Company with the SEC.

The public may read and copy any  materials  that are filed by the Company  with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning the Company on the Internet at http://www.Rockand Wrestling.com.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company leases approximately 1,000 square feet the office space but does not pay any rent, for its headquarters which are located, 15962 Gault Street, Van Nuys, California. Management believes this property is adequately coved by insurance. Additionally, the Company owns free and clear approximately .2145 of raw land in Elko County, Nevada. On March 25, 2000, the Company purchased this raw land from Oasis Fields, L.L.C., by paying off the mortgage to this property by issuing 1,200,000 shares of the Company's common stock to Oasis International Hotel & Casino, Inc. Management believes this property is adequately coved by insurance. For more information on this transaction, see Item 12 of this Form 10-KSB titled, "Certain Relationships and Related Transactions."

ITEM 3.       LEGAL PROCEEDINGS

Cynthia M. Maleski,  Insurance  Commissioner of the Commonwealth of Pennsylvania
v. Jutland Enterprises, Inc.

On July 5, 1994, Maleski, in her capacity as statutory liquidator of Corporate Life Insurance Company, filed an action against the Company in the Commonwealth Court of Pennsylvania No. 294 M.D. 1994. That court entered a Default Judgement on December 28, 1994 against the Company in the amount of $300,000 plus 10% interest from October 8, 1993, plus attorney's fees and costs. On May 8, 1995, a suit was filed in the Superior Court of New Jersey, Somerset County, Docket No. SOM-L-871-95 seeking to enforce the Pennsylvania judgement. On June 7, 1996, judgement was granted by the New Jersey Court in the amount of $398,884.36 plus costs and attorney's fees.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 1999, the Company, with the necessary number of shares as required by statute were in favor of amending the Company's Articles of Incorporation to provide for the following: 1) to increase the Company's amount of authorized shares of stock to 205,000,000 of which 5,000,000 shares were preferred shares, $.001 par value with the remaining 2,000,0000 shares as common stock, $.001 par value; and 2) to change the Name of the Company from Jutland enterprises, Inc. to Professional Wrestling Alliance Corporation.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Over The Counter Bulletin Board ("OTC BB") under the symbol "PWAA(1)."

The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1997, 1998, and 1999. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

---------------------
     (1) The Company, prior to changing its name to Professional Wrestling Alliance Corporation, traded under the Symbol "JUTL" on the OTC BB. The last day that the Company traded under the "JUTL" symbol was November 30, 1999.

               Quarter           High              Low
               -------           ----              ---
1998(1)        First             N/A               N/A
               Second            N/A               N/A
               Third             N/A               N/A
               Fourth            N/A               N/A


               Quarter           High              Low
               -------           ----              ---
1999(2)        First             N/A               N/A
               Second            $0.53125          $0.125
               Third             $0.125            $0.0625
               Fourth(3)         $2.25             $0.0625



               Quarter           High              Low
               -------           ----              ---
2000           First             1.75              .7525


Shareholders

As of April 12, 2000, there were approximately 308 shareholders of record holding a total of approximately 75,856,832 shares of Common Stock.

Dividends on the Common Stock

The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. The Company may not pay dividends on its Common Stock without first paying dividends on its Preferred Stock. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Preferred Stock

The Company is authorized to issue preferred stock up to 5,000,000 preferred shares, $.001 par value however, there are no preferred shares of the Company's stock issued and outstanding at this time.


     (1) The Company was inactive during 1998 consequently, the price of the Company's stock for this period is not available.

     (2) The Company was inactive during the first quarter of 1999 consequently, the price of the Company's stock for this period is not available.

     (3) During the fourth quarter of 1999, the company changed its name and trading symbol from Jutland Enterprises Inc., trading under the symbol "JUTL" to Professional Wrestling Alliance Corporation, trading under the symbol "PWAA."

Recent Sales of Unregistered Securities

On November 2, 1999, the Company, pursuant to section 4(2) of the Securities Act of 1933, issued 800,000 shares of its common stock, valued at $1,000, to Richard Surber in consideration of his services rendered to the Company. The Company made this sale based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) all of the offeree(s) were officers and/or directors of the Company; (3) the offeree has not resold the stock to date (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6)the negotiations for the sale of the stock took place directly between the offeree(s) and the Company.

Pursuant to a Stock Acquisition Agreement dated November 23, 1999, the Company acquired 100% of the PWA from Barry Vichnick, Leland Stringer, Allen Nelson, and Pamela Nissen (the "PWA Shareholders") in exchange for 60,000,000 shares of the Company's common stock. The PWA Shareholders received the 60,000,000 shares of the Company's common stock on a pro rata basis as follows:

     Nelson received 15,000,000 shares of Common Stock of Issuer in exchange for all of his shares in PWA. Subsequent transactions have caused Nelson to presently own 11,750,000 shares of the Issuer's Common Stock.

     Nissen received 7,200,000 shares of Common Stock of Issuer in exchange for all of his shares in PWA. Subsequent transactions have caused Nissen to presently own 1,000,000 shares of the Issuer's Common Stock.

     Stringer received 19,800,000 shares of Common Stock of Issuer in exchange for all of his shares in PWA. Subsequent transactions have caused Stringer to presently own 500,000 shares of the Issuer's Common Stock.

     Vichnick received 18,000,000 shares of Common Stock of the Issuer in exchange for all of his shares in the PWA. Subsequent transactions have caused Vichnick to presently own 11,750,000 shares of the Issuer's Common Stock.

The Company made the above described offering pursuant to section 4(2) of the Securities Act of 1933 based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) all of the offeree(s) were officers and/or directors of the Company; (3) there were no subsequent or contemporaneous public offerings of the stock; (4)the negotiations for the sale of the stock took place directly between the offeree(s) and the Company.

On November 17, 1999, the Company, pursuant to section 4(2) of the Securities Act of 1933, issued 5,000,000 shares of its common stock to Hudson Consulting, Group, Inc. in exchange for advisory/consulting services rendered to the PWA Shareholders. The Company made the above described offering pursuant to section 4(2) of the Securities Act of 1933 based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were no subsequent or contemporaneous public offerings of the stock; (3) the negotiations for the sale of the stock took place directly between the offeree(s) and the Company.

Sales of Unregistered securities Subsequent to Year End

On February, 26, 2000, the Company issued 1,200,000 shares of its common stock to Oasis International Hotel & Casino, Inc., in consideration of the Company's purchase of real property from Oasis Fields, Inc., L.L.C.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.   Results of Operations

Sales

The Company has not generated any revenues from operations for the periods covered by this Form 10-KSB.

Losses

Net losses for the year ended December 31, 1999, increased to $340,444 from $47,335 for the year ended December 31, 1998, an increase of 619%. The increase in losses was attributable to an increase in general and administrative expenses relating to the cost of acquiring PWA and the start-up expenses of PWA.

Expenses

Selling, general and administrative expenses for the year ended December 31, 1999, increased to $287,063 from $0 for the year ended December 31, 1998. The substantial increase in selling general and administrative expenses were the result of acquiring PWA.

Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $0 and $0 respectively.

B.   Liquidity and Capital Resources

Cash used by operations were $43,529 for the year ended December 31, 1999, and $0 for the year ended December 31, 1998.

Cash flows generated from financing activities was $60,000 for the year ended December 31, 1999 due to the issuance of common stock and $0 for the year ended December 31, 1998.

C.   Capital Expenditures

The Company made no significant capital expenditures on property or equipment over the periods covered by this report.

D.   Income Tax Expense (Benefit)

The Company's income tax benefits are limited to the loss sustained in 1999 due to the change of management.

E.   Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies

G.   Year 2000 Compliance

As of the date of the filing of this Form 10-KSB, the Company has not experienced any Y2K problems.

H.   Risk Factors

Investments in small businesses is speculative and involves a high degree of risk. Investors should not invest any funds in the Company unless they can afford to lose their investment in its entirety. In making an investment decision, investors must rely on their own examination of the Company including the merits and the risks involved. Other potential factors, other than those listed below, may exist which may negatively affect the Company. Offerees must take this and the following representations into account prior to making an investment decision in the Company.

     1)  Going Concern

     In the event the Company is unable to raise sufficient capital to produce its events or to continue as a going concern, the Company could cease operations altogether and as a result, investors could loose their investments in their entirety.

     2)  No Guarantee of Success

     The Company can provide no assurance of its success. Additionally, no assurance can be given that Management's business plan will be successful and therefore, investors risk the loss of their entire investment even if the Company is able to raise funds sufficient to produce events and to continue as a going concern.

     3)  Product Performance

     The Company's business and success are based solely on its ability to advertise, promote, and sell its products. No assurance can be given that the products will be accepted or widely used by its targeted markets, thereby generating significant revenue. Furthermore, certain circumstances could develop which may decrease the Company's products' performance and availability, thereby affecting the Company's ability to continue as a going concern.

     4)  Limited Operating History

     The Company has no previous production history, and, therefore, has limited financial and business history upon which investors can rely in making their investment decision. The Company does not have an operational history upon which it can predict the success of the growth strategies that management intends to implement.

     5)  Accumulated Debt

     The Company has accumulated debt resulting from costs incurred to date from the acquisition of its operations through PWA. Conditions could change in the production capacity of the property or the Management that would affect the ability to repay the incurred debt and thereby negatively affect the financial success of the Company.

ITEM 7.       FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1999 and 1998 are attached hereto as pages F-1 through F-10.

                          INDEX TO FINANCIAL STATEMENTS

   Audited Financial Statements for the years ended December 31, 1999 and 1998

Independent Auditor's Report.................................................F-1

Balance Sheets...............................................................F-2

Statements of Income and Expenses............................................F-3

Statements of Shareholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

Sellers & Associates P.C.                                         (801) 621-8128
3785 Harrison Blvd., Suite 101 - Ogden, Utah 84403            Fax (801) 627-1639




                          Independent Auditors' Report

To:  Board of Directors

     PROFESSIONAL WRESTLING ALLIANCE CORPORATION
     Van Nuys, California

We have audited the accompanying balance sheets of PROFESSIONAL WRESTLING ALLIANCE CORPORATION (a Delaware corporation), as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of PROFESSIONAL WRESTLING ALLIANCE CORPORATION as of December 31, 1999 and 1998 and the results of its operations and cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

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

/s/ Sellers & Associates, P.C.
April 4, 2000
Ogden, Utah

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                                 Balance Sheets
                            Years Ending December 31,

                                     ASSETS

                                               1999                    1998
                                             --------                --------
Current Assets

        Cash                                 $ 16,471                $      -
                                             --------                --------
Total Current Assets                           16,471                       -
                                             --------                --------
Total Assets                                 $ 16,471                $      -
                                             ========                ========

              LIABILITIES AND SHAREHOLDERS'
                    EQUITY (DEFICIT)

Current Liabilities

          Accounts Payable                   $ 38,534                       -

          Judgement Payable                   574,066                $520,685

          Convertible Notes Payable          $205,000                       -
                                             --------                --------
          Total Current Liabilities           817,600                520,685
                                             --------                --------

Long-Term Liabilities                               -                       -
                                             --------                --------
           Total Liabilities
                                             $817,600                $520,685
                                             --------                --------
Contingencies                                       -                       -

Shareholder's Equity (Deficit)                      -                       -
                                             --------                --------
  Preferred Stock, $0.001 par value,
  authorized 5,000,000 shares,
  none issued and outstanding.                      -                       -

  Common Stock, $0.001 par value,
  authorized 200,000,000 shares,
  and 63,893,943 and 3,893,943
  issued and outstanding as of
  December 31, 1999and 1998.                   63,894                   3,894

  Additional Paid-In Capital                        -                       -

  Retained Earnings (Deficit)                (865,023)               (524,579)
                                             --------                --------

  Net Shareholders' Equity (Deficit)         (801,129)               (520,685)
                                             --------                --------
Total Liabilities and Shareholders'
Equity (Deficit)                             $ 16,471                $      -
                                             ========                ========


               See Accompanying Notes to the Financial Statements

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                        Statements of Income and Expenses
                        For the Years Ended December 31,

                                               1999                1998
                                            -----------       --------------
Revenues                                    $         -       $            -

     General & Administrative Expense           287,063                    -

     Interest Expense                            53,381               47,335
                                            -----------       --------------

Net Income (Loss) Before Income Taxes          (340,444)             (47,335)

Provision for Income Taxes                            -                    -
                                            -----------       --------------

Net Income (Loss)                           $  (340,444)      $     (47,335)
                                            ===========       ==============



Basic Earnings (Loss) per Share             $      (.01)      $         (.01)
                                            ===========       ==============

Weighted Average Shares Outstanding
During the Period                            31,285,247            3,893,943
                                            ===========       ==============












                 See Accompanying Notes to Financial Statements

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 1999 and 1998



                                                                                         Additional    Accumulated
                                      Preferred Stock          Common Stock           Paid-In-Capital   (Deficit)      Total
                                     -----------------         ------------           ---------------   ---------      -----
                                   Shares     Amount       Shares        Amount
                                   ------     ------    -----------     -------

Balance of December 31,1997             -     $    -      3,893,943      $ 3,894       $            -   $(  477,244)  $(473,350)

Net(Loss) for the year ended
   December 31, 1998                    -          -              -            -                    -       (47,335)    (47,335)


Balance as of December 31, 1998         -          -      3,893,943        3,894                    -      (524,579)   (520,685)

Issuance of Capital Stock               -          -     60,000,000       60,000                    -              -     60,000


Net (Loss) for the year ended
  December 31, 1999                     -          -              -            -                    -      (340,444)   (340,444)


Balance as of December 31, 1999         -     $    -     63,893,943      $63,894      $             -   $  (865,023)  $(801,129)
                                   =============================================================================================





















                 See Accompanying Notes to Financial Statements

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                                               1999                      1998
                                                                              ------                    -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                 $             (340,444)    $             (47,335)
                                                                     ----------------------     ---------------------
   Adjustments to reconcile Net Income to Cash Flows
   from Operating Activities
   Increase in Accounts Payable                                                      38,534                         -
   Increase in Convertible Notes Payable                                            205,000                         -
   Increase  in Judgement Payable                                                    53,381                    47,335
                                                                     ----------------------     ---------------------

    Total Adjustments                                                               296,915                    47,335
                                                                     ----------------------     ---------------------

    Net Cash Provided (Used) by Operating Activities                                (43,529)                        -
                                                                     ----------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net Cash (Used) by Investing Activities                                               -                         -
                                                                     ----------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock                                                             60,000                         -
    Net Cash Provided (Used) by Financing Activities                                 60,000                         -
                                                                     ----------------------     ---------------------


Increase in Cash and Cash Equivalents                                                16,471                         -
Cash at the Beginning of the Year                                                         -                         -
                                                                     ----------------------     ---------------------
Cash at End of the Year                                              $               16,471  $                      -
                                                                     ======================     =====================
SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                                          $                    -  $                      -
                                                                     ======================     =====================

               See Accompanying Notes to the Financial Statements

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

NOTE 1 - Summary of Significant Accounting Policies

Basis of  Presentation

PROFESSIONAL WRESTLING ALLIANCE CORPORATION prepares its books and records on the accrual basis for financial reporting. The accompanying financial statements represent the transactions for the fiscal years ending December 31, 1999 and 1998.

Business Activity

The Company incorporated January 11, 1988 under the laws of the State of Delaware, under the name of Jutland Enterprises, Inc. On September 28, 1989 it amended its articles of incorporation and changed its name to Treats Enterprises, Inc. On November 19, 1992 its name was changed back to Jutland Enterprises, Inc. On November 19, 1999, the Company's name changed to Professional Wrestling Alliance Corporation.

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $.001.

Acquisition

On November 23, 1999, the Company acquired all of the Common stock of Professional Wrestling Alliance, a Nevada corporation. No asset is recognized on the financial statement for this acquisition. The only asset acquired was a concept (See Note 6). Management has taken the position to recognize no value for the concept, an otherwise intangible asset.

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

NOTE 1 - Summary of Significant Accounting Policies - continued

Use of Accounting Estimates

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

On November 23, 1999,  the Company  underwent an ownership  change as defined in
Section 382 of the Internal Revenue Code. Consequently, management believes the net operating loss carry forwards are lost. Therefore, no recognition of any net operating loss carry forwards are reflected in these financial statements.

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

NOTE 1 - Summary of Significant Accounting Policies - continued

Statement of Cash Flows

For purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Net Income (Loss) Per Share

Basic net  income or (loss)  per share is  computed  by  dividing  net income or
(loss) by the weighted average number of common shares outstanding.

NOTE 2 - Liabilities and Judgements

Management has reconstructed the financial position of the Company. Management concludes there are no assets in the Company. Management also researched and sought to identify any liabilities and judgements the Company may owe. The only reportable liability management could identify is a judgement in Pennsylvania in January and later confirmed in New Jersey, Corporate Life Insurance Company. The judgement in New Jersey was on August 13, 1996 for $398,384 plus interest, legal and other costs thereafter. Amount due on judgement is:

                  December 31, 1999         $574,066

                  December 31, 1998         $520,685


NOTE 3 - Contingencies

Management strived to identify any and all liabilities due by the Company. The only identifiable liability management located is a judgement as discussed in
Note 2 - Liabilities and Judgements. However, previous management thought there may be additional liabilities not to exceed $100,000, but was not able to identify anything about them.

Nothing came up in the search by new management either. Consequently, no other debt besides the judgement as noted in Note 2 is recognized in the financial statements, even though others may surface later on. Management is of the opinion state and local laws will stop other possible debts and law suits from being liable to the Company.

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

NOTE 4 - Reclassification of Shareholders' Equity

The Company restructured its equity section of the balance sheet as approved by the shareholders in September, 1999.

         Management reduced preferred stock to zero, as it could not identify or verify any outstanding preferred stock. Additional paid in capital was offset against retained earnings (deficit).

The Company also canceled the 4,000,000 shares of treasury stock as part of the restructuring of equity. All reclassifications are retroactively reported in the financial statements as of December 31, 1997.

NOTE 5 - Common Stock

As of December 31, 1999 there are 68,993,943 shares issued and outstanding. Of this amount, 903,545 shares are free trading whereas 68,090,398 shares remain are restricted subject to Rule 144 of the 1933 Securities and Exchange Act. See also Note 4.

NOTE 6 - Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only a publically traded shell corporation until December when it acquired Professional Wrestling Alliance, a Nevada corporation, without assets other than a concept.

Funds have been raised and mostly spent in developing the concept of sponsoring selected sporting events such as women's wrestling. These events are beginning to phase in, the results of which are uncertain. Should they fail, this would take the cash flow of the Company.

Management  continues  rasing  money by  various  avenues,  including  revenues.
Management is taking necessary steps to ensure the Company remains a going concern. However, it is doubtful the Company could absorb another loss year like 1999 without significant fund raising efforts. Since this outcome is uncertain, the Company to remain a going concern is also uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                          Notes to Financial Statements
                                December 31, 1999

NOTE 7 - Acquisition of Subsidiary and Change in ownership and Management

On March 23, 1999, the major shareholders, along with some others, sold their interests in the Company to Hudson Consulting Group, Inc. (Hudson). Hudson then effectively owned over 50% of the Company.

On November 19, 1999, 60,000,000 shares of stock were issued in the acquisition of Professional Wrestling Alliance Corporation (refer to Note 6). This effectively made a 94% ownership in the Company and consequently eliminated any net operating loss carry forwards for federal income tax purposes. New management was also brought into the Company with the ownership change.

NOTE 8 - Subsequent Events

On January 4, 2000, the Company began negotiations for a real estate acquisition. The acquisition primarily entailed issuing 1,200,000 shares of common stock for real estate that has a mortgage already existing against it. The real estate is located in Elko County, Nevada and is zoned to build a gambling casino on it.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 1999, the Company had no changes or disagreements with its accountants on accounting or financial disclosures.

                                    PART III

ITEM  9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name              Age      Position
----              ---      --------

Barry Vichnick    52       President/CEO and Director

Vaughn Nelson     51       Secretary and Treasurer

Allen Nelson      55       Director

Gary Anderson     47       Director

Alan Walker       53       Director

Barry Vichnick was appointed President of the Company on February 3, 2000, and his term of office as an officer of the Company shall be until the next annual meeting of the board of directors. Mr. Vichnick has been involved in all aspects of theater for the past forty years and has produced over 83 live events in that time. Mr. Vichnick is an expert at the art of creating characters from Broadway to regional theater. As a Producer/Artistic director, Mr. Vichnick's credits include: "Two Faces Repertory Company," "Theater Is Us Repertory Company", and "Prince Street Players." As a Writer, Mr. Vichnick's has written "You've Gotta Have Class," "Gift Of The Ouachita," "Dismus," "Mugsy Malone," and "Malus". As a Director of theatre/film, Mr. Vichnick has directed "Diary Of Ann Frank," "Godspell," "The Chosen," "The Crucible," "Our Hearts Were Yong and Gay," "Gift of The Ouachita," "Dismus," "Jacques Brell," "Skin Our Teeth," "Funny Girl," Fiddler On the Roof," "Bearfoot In The Park," "Once Upon A Mattress," "Bye-bye Birdie," "Brigadoon," "JB," "The Infanta," "Whose Afraid Of Virginia Wolfe," "You're A Good Man Charlie Brown," "War Of The Grease Paint," "Ballroom," The Man In The Dog Suit," The Zoo story," "We are To Be Great," "Here Lies Jeremy Troy." Mr. Vichnick's other professional experience includes being an owner and producer of Animal Crackers Night Club located in New York City, being a teacher of theater, an artist in residence for the Department of cultural Affairs for the City of Los Angeles, and an artist in residence for the State of California.

Vaughn Nelson was appointed Secretary and Treasurer of the Company on February 3, 2000, and his term of office as an officer of the Company shall be until the next annual meeting of the board of directors. Mr. Nelson is Mr. Nelson is a graduate of the Maryland school of Accounting and a graduate from the American National School of Finance. Mr. Nelson holds a real estate license in the State of Utah and has sold both residential and commercial real estate since 1975. From 1988 to the present, Mr. Nelson has worked as a Business Manager at Spartan CPI. From 1984 -1988 mr. Nelson was the owner/operator and vice president of Time Out Food Store, Inc. From 1972-1984 Mr. Nelson worked as a store director for Albertsons, Inc. Additionally, Mr. Nelson served four years active duty in the U.S.A.F. as nuclear weapons expert.

Allen  Nelson was  appointed  as one of the  Company's  directors on February 3,
2000, and his term of office as a director of the Company shall be until the board of directors elects a successor in his place. Mr. Nelson is one of L.A.'s top theatrical coaches and since 1998, Mr. Nelson has owned his own studio and taught classes there in Basic Technique, Sensory, and Scene Study I & II. Mr. Nelson is also currently the Co-Producer of "A Night Of Triumph & Challenge," and a Literary Division Manager at Synchronicity Publishing Company. Additionally, Mr. Nelson in 1997, produced and directed "Class of '87, A Lost World," and was an administrator and instuctor at the Tracy Roberts Actors Studio from 1976 to present. A list of students coached/trained by Mr. Nelson include some of the best actors in the business today. His expertise is in the creation of characterizations and in the coaching and training of performers. Mr. Nelson has also held management positions at Wells Rich Green and J.P. Advertising supervising Universal Pictures, Orion, Paramount, and Warner Home Video. Mr. Nelson earned his Bachelor of Arts degree in communications from San Jose State University.

Gary Anderson was appointed as one of the Company's directors on February 3, 2000, and his term of office as a director of the Company shall be until the board of directors elects a successor in his place. Mr. Anderson earned his AA degree in Film Production from L.A. Valley College in 1974. Mr. Anderson has been a Gaffer/Chief Lighting Technician for 20 years and has extensive experience in film. He is also well versed in all types of lighting equipment and film stock. Mr Anderson has also done lighting design work for Komi Studios in Norway. Projects that Mr. Anderson has worked on as a Gaffer include: "The Nanny" (Sony Television)1998-1999; "Step By Step" (Warner Bros. TV) 1991-1998; "Family Matters" (warner Bros. TV) 1990-1991; "Perfect Strangers" (Warner Bros
TV) 1988-1992; "Getting By" (Warner Bros. TV) 1992-1994; "The Love Boat" (Aron Spelling Production) 1980-1985 & 1989; The Colbys (Aron Spelling Productions) 1985-1987; Hotel (Aron Spelling Production) 1987-1988; The Loner Movie of the Week (Aron Spelling Production) 1988; "Out Of This World" & "Busting Loose" (Universal Studios) 1988; "Trapper John MD" (20th Century Fox) 1979.

Alan Walker was appointed as one of the Company's directors on February 3, 2000. Mr. Walker has worked in film for approximately thirty years. In 1997, Mr. Walker won an Emmy Award for his work on the Cosby Show and has been nominated for his work in film sixteen times for Emmy Awards. Mr. Walker's work experience includes producing educational films, public broadcasting, and maintaining his own business, Alan Walker Associates, a non-specialized lighting design association that provides clients with expertise in all technical arenas including facilities, manpower, and budget.

Compliance with Section 16(a) of the Exchange Act

Other than as discussed below and based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

On January 11, 2000 Barry Vichnick, Leland Stringer, Pamela Nissen, and Allen Nelson filed a Form 3 late and are late in filing a Form 4.

On  March  8,  2000,  A-Z  Professional  Consultants,   Inc.,  A-Z  Professional
Consultants, Inc., Retirement Trust, Allen Wolfson, Hudson Consulting Group, Inc., and Richard Surber filed a Form 3 late.

On March 9, 2000, Hudson Consulting Group, Inc., Richard Surber, and Oasis International Hotel & Casino, Inc., filed a Form 4 late


ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1999 and 1998. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                                       ----------------------
                                                                              Awards                           Payouts
                                     Annual Compensation                      ------                           -------
                               -------------------------------       Restricted     Securities                             All
    Name and                                      Other Annual         Stock        Underlying                            Other
Principal Position  Year       Salary   Bonus     Compensation         Award(s)       Options        LTIP payouts      Compensation
                                ($)      ($)          ($)                ($)           SARs(#)           ($)               ($)
------------------------------------------------------------------------------------------------------------------------------------
Barry Vichnick,     1999          $0      -            -                  -              -                -                 -
Chief Executive     1998         n/a      -            -                  -              -                -                 -
Officer; Director   1997         n/a      -            -                  -              -                -                 -

Richard Surber      1999          $0      -            -                800,000          -                -                 -
former President,   1998          $0      -            -                  -              -                -                 -
CEO and             1997          $0      -            -                  -              -                -                 -
Director

Compensation of Directors

The Company's directors are not compensated for any meeting the board of directors which they attend.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

The following table sets forth, as of March 31, 2000 the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).


  Title of Class        Name and Address of Beneficial             Amount and nature of            Percent of Class
                                   Ownership                       Beneficial Ownership
  -----------------------------------------------------------------------------------------------------------------
   Common Stock                 Barry Vichnick                          11,750,000                      15.54%
                              15692 Gualt Street
                              Van Nuys, CA 91406

      Common                     Allen Nelson                           11,750,000                      15.54%
       Stock                  15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock                  Vaughn Nelson                               0                            0%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock                   Alan Walker                                0                            0%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock                  Gary Anderson                               0                            0%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock          Hudson Consulting Group, Inc.                   5,412,000                       7.13%
                         268 West 400 South, Ste. 300
                           Salt Lake City, UT 84101

   Common Stock                 Richard Surber(5)                         800,000                        1.05%
                         268 West 400 South, Ste. 300
                           Salt Lake City, UT 84101

   Common Stock       A-Z Professional Consultants, Inc.(6)             25,300,000                      33.35%
                               Retirement Trust
                              268 West 4000 South
                           Salt Lake City, UT 84101

   Common Stock           All Executive Officers and                    23,500,000                      30.97%
                             Directors as a Group


                                       13

 -----------------------
     (5) Richard Surber may be deemed to be a beneficial owner of Hudson Consulting Group, Inc.'s ownership of 5,412,000 shares of the Company's common stock aside from his personal ownership of 800,000 shares of the Company's stock as Mr. Surber is the President of Hudson Consulting Group, Inc.

     (6) Allen Wolfson and BonnieJean C. Tippetts may be deemed to be the beneficial owner of A-Z Professional Consultants, Inc. Retirement Trust's ownership of 25,000,000 shares of the Company's common stock as Mr. Wolfson is the beneficiary and Ms. Tippetts is the trustee of A-Z Professional Consultants, Inc. Retirement Trust.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 17, 1999, the Company issued 5,000,000 shares of its common stock to Hudson Consulting, Group, Inc. in exchange for advisory/consulting services rendered to the PWA Shareholders.

The Company, in a related party transaction, purchased approximately 2.145 acres of raw land located in Elko County Nevada from Oasis Fields, L.L.C., for 1,200,000 shares of the Company's common stock issued to Oasis International Hotel & Casino, Inc., which is a sibling corporation to Hudson Consulting Group, Inc. Mel Fiels was the sole shareholder and 100% owner of Oasis Fields, L.L.C. prior to this transaction. However, pursuant to this transaction, Oasis Fields, L.L.C. is now owned in its entirety by the Company.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K On December 2, 1999 the Company filed a Form 8-K disclosing the execution of a Stock Acquisition Agreement with Professional Wrestling Alliance in which all shares of Professional Wrestling Alliance were transferred to the Company in exchange for 60,000,000 shares of the Company's common stock.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2000.

                                Professional Wrestling Alliance Corporation a Delaware corporation

                                /s/    Barry Vichnick
                                -------------------------
                                Name: Barry Vicknick
                                Title: President/CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date
---------                           -----                   ----

 /s/   Barry Vichnick               President / CEO and     April 14 , 2000
-------------------------
Barry Vichnick                      Director

 /s/   Vaughn Nelson                Secretary and           April 14 , 2000
-------------------------
Vaughn Nelson                       Treasurer

 /s/   Gary Anderson                Director                April 14, 2000
-------------------------
Gary Anderson

 /s/   Allen Nelson                 Director                April 14 , 2000
-------------------------
Allen Nelson

 /s/ Alan Walker                    Director                April 14 , 2000
-------------------------
Alan Walker

ITEM 2.           DESCRIPTION OF EXHIBITS.

INDEX TO EXHIBITS

Exhibit.          Page
No.                No.     Description
-------           ----     -----------

3(i)               *       Articles   of   Incorporation   of  the   Company
                           (incorporated  herein by reference  to the  Company's
                           Form S-18 as filed with the  Securities  and Exchange
                           Commission on December 6, 1988 ).

3(ii)              *       Bylaws of the  Company,  as  amended  (incorporated
                           herein by reference to the Company's Form S-18 as filed with the Securities and Exchange Commission on December 6, 1988).

4(i)               *       Form of  certificate  evidencing  shares of "Common
                           Stock"  in  the  Company   (incorporated   herein  by
                           reference to from Exhibit 4(a) to the Company's  Form
                           S-18  as  filed  with  the  Securities  and  Exchange
                           Commission on December 6, 1988).

3(iii)            *        Certificate of Amendment of Articles of Incorporation
                           Changing the Company's NameFrom Jutland Enterprises,
                           Inc. to Professional Wrestling Alliance Corporation and increasing the number of authorized shares of stock dated November 15, 1999. (Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 3,
                           1999).

27                *        Financial Data Schedule "CE"


Material Contracts

Exhibit.          Page
No.               No.      Description
------            ----     -----------

10(i)              *       Stock Acquisition Agreement  between Barry Vichnick,
                           Pamela Nissen, Allen  Nelson, Leland  Stringer and
                           Jutland  Enterprises, Inc. dated  November 23,  1999
                           (incorporated herein by reference  to the  Company's
                           Form 8-K filed with the Securities and Exchange
                           Commission on December 3, 1999) .

23                17       Consent Letter of Independent Auditor dated April 13,
                           2000.