Form 10KSB/A
period 1999-12-31
PROFESSIONAL WRESTLING ALLIANCE CORP
filed 2000-04-18
CIK 839430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                               Yes   X                    No
                                   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ ].

The issuer's total consolidated revenues for the year ended December 31, 1999, were $16,471.

The aggregate market value of the registrant's Common Stock, $0.001 par value held by non-affiliates was approximately $19,344,207 based on the average closing bid and asked prices for the Common Stock on March 31, 2000.

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

Due to a lack of sufficient operating capital, the Company had to cancel four of its scheduled Rock & Wrestling events as follow: Oakland Sports Arena December 18, 1999; L.A. Sports Arena February 10, 2000; Imperial Palace, Las Vegas, February 27, 2000; and the L.A. Sports Arena, April 16, 1999. Additionally, as a result of the Company's current lack of funding, no events or productions have been scheduled to date. However, despite the Company's current lack of funding, the Company has entered into informal negotiations to co-produce European events with Frontier Wrestling Alliance based in London, England. Additionally, the Company is presently negotiating with Concerts West (which books events for 28 different arenas nationwide), Mandalay Productions, Showtime, Direct TV, Pay-Per-View, MTV, CBS, UPN and SFX to produce events for network television.

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

In addition to the marketing strategy outlined above, the Company, through an oral agreement, recently retained Technovative Marketing, Inc., a reputable marketing firm with prestigious clients such as AT&T and Lucent Technologies, to market the Company's events and to obtain sponsorships to increase the Company's profitability. The Company has also formed an oral strategic alliance with KROQ radio station. It was the company's intent, through this alliance, to blitz the airwaves with 52 spots approximately two weeks prior to the Rock & wrestling event the Company had scheduled for the L.A. sports Arena on February 10, 2000, but has had to cancel because of a lack of funding.

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

D.  Governmental Regulation

The Company may be prohibited from promoting and conducting its live events if it does no comply with applicable regulations. In various states throughout the United States and some Canadian provinces, athletic commissions and other applicable regulatory agencies require the Company to obtain promoters licenses, performers licenses, medical licenses and/or event permits in order for the Company to promote and conduct the live event that it has scheduled. In the event that the Company fails to comply with the regulations of a particular jurisdiction, it may be prohibited from promoting or conducting the live events in that jurisdiction. The Company's inability to present its live events over an extended period of time or in a number of jurisdictions would lead to a decline in expected revenues and could have a materially adverse effect on the Company's business.

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

ITEM 2.       DESCRIPTION OF PROPERTY

The Company leases approximately 1,000 square feet the office space but does not pay any rent, for its headquarters which are located, 15962 Gault Street, Van Nuys, California. Management believes this property is adequately coved by insurance. Additionally, the Company owns free and clear approximately 2.145 acres of raw land in Elko County, Nevada. On March 25, 2000, the Company purchased this raw land from Oasis Fields, L.L.C., by paying off the mortgage to this property by issuing 1,200,000 shares of the Company's common stock to Oasis International Hotel & Casino, Inc. Management believes this property is adequately coved by insurance. For more information on this transaction, see
Item 12 of this Form 10-KSB/A titled, "Certain Relationships and Related Transactions."

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

     Nelson received 15,000,000 shares of Common Stock of Issuer in exchange for all of his shares in PWA. Subsequent transactions have caused Nelson to presently own 8,300,000 shares of the Issuer's Common Stock.

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

     Vichnick received 18,000,000 shares of Common Stock of the Issuer in exchange for all of his shares in the PWA. Subsequent transactions have caused Vichnick to presently own 8,300,000 shares of the Issuer's Common Stock.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.   Results of Operations

Sales

The Company has not generated any revenues from operations for the periods covered by this Form 10-KSB/A.

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

As of the date of the filing of this Form 10-KSB/A, the Company has not experienced any Y2K problems.

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

Allen  Nelson was  appointed  as one of the  Company's  directors on February 3,
2000, and his term of office as a director of the Company shall be until the board of directors elects a successor in his place. Mr. Nelson is one of L.A.'s top theatrical coaches and since 1998, Mr. Nelson has owned his own studio and taught classes there in Basic Technique, Sensory, and Scene Study I & II. Mr. Nelson is also currently the Co-Producer of "A Night Of Triumph & Challenge," and a Literary Division Manager at Synchronicity Publishing Company. Additionally, Mr. Nelson in 1997, produced and directed "Class of '87, A Lost World," and was an administrator and instuctor at the Tracy Roberts Actors Studio from 1976 to present. A list of students coached/trained by Mr. Nelson include some of the best actors in the business today. His expertise lies in the creation of characterizations and in the coaching and training of performers. Mr. Nelson is also a consultant to the educational television show "New
Horizons." He earned a Bachelor of Fine Arts from the University of Utah in 1967.

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

Alan Walker was appointed as one of the Company's directors on February 3, 2000. Mr. Walker has worked in film for approximately thirty years. In 1997, Mr. Walker won an Emmy Award for his work on the Cosby Show and has been nominated for his work in film sixteen times for Emmy Awards. Mr. Walker's work experience includes producing educational films, public broadcasting, and maintaining his own business, Alan Walker Associates, a non-specialized lighting design association that provides clients with expertise in all technical arenas including facilities, manpower, and budget. Mr. Walker has also held management positions at Wells Rich Green and J.P. Advertising supervising Universal Pictures, Orion, Paramount, and Warner Home Video. Mr. Walker earned his Bachelor of Arts degree in communications from San Jose State University.

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


  Title of Class        Name and Address of Beneficial             Amount and nature of            Percent of Class
                                   Ownership                       Beneficial Ownership
  -----------------------------------------------------------------------------------------------------------------
   Common Stock                 Barry Vichnick                           8,300,000                      10.94%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock                  Allen Nelson                            8,300,000                      10.94%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock                  Vaughn Nelson                           2,800,000                       3.69%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock                   Alan Walker                            2,800,000                       3.69%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock                  Gary Anderson                           2,800,000                       3.69%
                              15692 Gualt Street
                              Van Nuys, CA 91406

   Common Stock          Hudson Consulting Group, Inc.                   5,412,000                       7.13%
                         268 West 400 South, Ste. 300
                           Salt Lake City, UT 84101

   Common Stock                 Richard Surber(1)                         800,000                        1.05%
                         268 West 400 South, Ste. 300
                           Salt Lake City, UT 84101

   Common Stock       A-Z Professional Consultants, Inc.(2)             25,300,000                      33.35%
                               Retirement Trust
                              268 West 4000 South
                           Salt Lake City, UT 84101

   Common Stock           All Executive Officers and                    23,500,000                      32.95%
                             Directors as a Group


                                       13

 -----------------------
     (1) Richard Surber may be deemed to be a beneficial owner of Hudson Consulting Group, Inc.'s ownership of 5,412,000 shares of the Company's common stock aside from his personal ownership of 800,000 shares of the Company's stock as Mr. Surber is the President of Hudson Consulting Group, Inc.

     (2) Allen Wolfson and BonnieJean C. Tippetts may be deemed to be the beneficial owner of A-Z Professional Consultants, Inc. Retirement Trust's ownership of 25,000,000 shares of the Company's common stock as Mr. Wolfson is the beneficiary and Ms. Tippetts is the trustee of A-Z Professional Consultants, Inc. Retirement Trust.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB/A, and are incorporated herein by this reference.

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

Signature                           Title                   Date
---------                           -----                   ----

 /s/   Barry Vichnick               President / CEO and     April 17 , 2000
-------------------------
Barry Vichnick                      Director

 /s/   Vaughn Nelson                Secretary and           April 17 , 2000
-------------------------
Vaughn Nelson                       Treasurer

 /s/   Gary Anderson                Director                April 17, 2000
-------------------------
Gary Anderson

 /s/   Allen Nelson                 Director                April 17 , 2000
-------------------------
Allen Nelson

 /s/ Alan Walker                    Director                April 17 , 2000
-------------------------
Alan Walker

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