Form 10QSB
period 2000-03-31
PROFESSIONAL WRESTLING ALLIANCE CORP
filed 2000-05-22
CIK 839430

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


         Commission file number:33-24108D

                   PROFESSIONAL WRESTLING ALLIANCE CORPORATION
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)





            DELAWARE                                      87-045382
           ----------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





                 15962 Gault Street, Van Nuys, California 91406
                 ----------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (818) 786-7154
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 17, 2000 was 71,056,832.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................5

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Professional Wrestling Alliance Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                         Professional Wrestling Alliance
                             Condensed Balance Sheet

                                                                            March 31, 2000             December 31, 1999
                                                                              (unaudited)                  (audited)
                                                                         ---------------------      -----------------------
ASSETS

      Current Assets:                                                  $                          $
            Cash and cash equivalents                                                    1,347                       16,471
            Prepaid expense                                                                  -                            -
            Other                                                                        3,750                            -
                                                                         ---------------------      -----------------------
      Total current assets                                                               5,097                       16,471

      Property, Plant & Equipment (net of depreciation)                                480,000                            -
                                                                         ---------------------      -----------------------

TOTAL ASSETS                                                           $               485,097    $                  16,471
                                                                         =====================      =======================

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:

            Accounts payable                                           $                50,053    $                  38,534
            Judgement Payable                                                          588,781                      574,066
                                                                                                                    =======
            Convertible Notes Payable                                                  205,000                      205,000
                                                                         ---------------------      -----------------------
                 Total current liabilities                                             843,834                      817,600

      Stockholders' equity

            Preferred stock ($.001 par value, 5,000,000
                 shares authorized; no share issued and
                 outstanding                                                                                              -
            Common stock $.001 par value shares, 200,000,000
                 shares authorized; 71,056,832and 63,893,943
             shares issued and outstanding March 31, 2000
            and December 31, 1999, respectively                                         71,057                       63,894
            Additional paid in capital                                                 503,550                            -
            Accumulated Deficit                                                       (933,344)                    (865,023)
                                                                         ---------------------      -----------------------
                 Total stockholders' equity                                           (358,737)                    (801,129)
                                                                         ---------------------      -----------------------

TOTAL LIABILITIES AND EQUITY                                           $               485,097    $                  16,471
                                                                         =====================      =======================



                        See notes to financial statements

                         Professional Wrestling Alliance
                  Unaudited Condensed Statements of Operations

                                                         Three Months Ended             Three Months Ended
                                                           March 31, 2000                 March 31, 1999
                                                           --------------                 --------------
REVENUE
      Interest and other income                       $                         -    $                         -
      Investment income                                                         -                              -
                                                         ------------------------      -------------------------
            Total Revenue                                                       -                              -
EXPENSES
      Interest expense                                                     14,715                         53,381
      Selling, general and administrative                                  53,606                        287,063
                                                         ------------------------      -------------------------
                 Total Expenses                                            68,321                        340,444

NET LOSS (from continuing operations)                 $                   (68,321)   $                  (340,444)
                                                         ------------------------      -------------------------

Income taxes                                                                                                   -
NET LOSS                                              $                   (68,321)   $                  (340,444)
                                                         ------------------------      -------------------------
BASIC AND DILUTED LOSS PER
COMMON SHARE                                          $                      0.00     $                    (0.01)
                                                         ------------------------      -------------------------
BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                                             67,475,388                     31,285,247
                                                         ========================      =========================




                        See notes to financial statements

                         Professional Wrestling Alliance
                  Unaudited Condensed Statements of Cash Flows

                                                                                    Three Months            Three Months
                                                                                    Ended March             Ended March
                                                                                      31, 2000                31, 1999
                                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                                 $             (68,321)   $           (340,444)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          (Increase) in accounts receivable                                                  (3,750)                      -
          Increase in accounts payable                                                       11,519                  38,534
          Increase in convertible notes payable                                                   -                 205,000
          Increase in judgement payable                                                      14,715                  53,381
                                                                                 ------------------      ------------------
               Total adjustments                                                             22,484                 296,915
     Net Cash Provided (Used) by Operating Activities                                       (45,837)                (43,529)
                                                                                 ------------------      ------------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

          Purchase of Land                                                                 (480,000)                      -
                                                                                 ------------------      ------------------
     Net Cash Provided (Used) by Investing Activites                                       (480,000)                      -

CASH FLOWS FROM FINANCING ACTIVITIES

          Additional Paid in Capital                                                        503,550                       -
          Issuance of Common Stock                                                            7,163                  60,000
                                                                                 ------------------      ------------------
     Net Cash Provided (Used) by Financing Activites                                        510,713                  60,000

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                 (15,124)                 16,471

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                       16,471                       -
                                                                                 ------------------      ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $               1,347    $             16,471
                                                                                 ==================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for interest                                 $                   -    $                  -
                                                                                 ==================      ==================


                        See notes to financial statements

                         Professional Wrestling Alliance
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Year 2000 Compliance

As of March 31, 2000, the Company had not experienced any problems related to the Y2K problem.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

General

As used herein the term "Company" refers to Professional Wrestling Alliance Corporation, a Delaware corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988, under the name Jutland Enterprises, Inc. The Company carried on the business authorized by its charter until March 1, 1995, at which time its charter became inoperative and void for non- payment of taxes. Furthermore, the Company was unable to transact any business because no known officer or director retained their position with the Company until April 7, 1999.

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

Plan of Operation

The Company's plan of operation for the remainder of the year 2000 is to seek additional financing through equity offerings or through more traditional means such as bank loans to fund its operations so that the Company can schedule its events and produce its products.

Results of Operations

Sales

The Company has not generated any revenues from operations for the periods covered by this Form 10-QSB.

Losses

Net losses for the quarter ended March 31, 2000, decreased to $68,321 from $340,444 for the quarter ended March 31, 1999, a decrease of 80%. The decrease in losses was attributable to an decrease in general and administrative expenses relating to the cost of acquiring PWA and the start-up expenses of PWA.

Expenses

Selling, general and administrative expenses for quarter ended March 31, 2000, decreased to $ 53,606 from $287,063 for the quarter ended March 31, 1999, a decrease of 81 %. The substantial decrease in selling general and administrative expenses were the result of acquiring PWA back in 1999.

Liquidity and Capital Resources

Cash used by operations were $45,837 for the quarter ended March 31, 2000, and $43,529 for the quarter ended March 31, 1999.

Cash flows generated by investing activities were $480,000 for the quarter ended March 31, 2000, and $0 for the quarter ended March 31, 1999.

Cash flows generated from financing activities was $510,713 for the quarter ended March 31, 2000 due to the issuance of common stock and $60,000 for the quarter ended March 31, 1999.

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

As of the date of the filing of this Form 10-QSB, the Company has not experienced any Y2K problems.

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

                                     PART II

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 13, 2000 the Company, pursuant to ss.4(2) of the Securities Act of 1933, issued a total of 1,162, 889 shares of its common stock to the persons and entities listed below in exchange for their services rendered to the Company.

         Herbert Hanegan                      160,000
         Gale C. Leetzow                      250,000
         Richard W. Maus                       20,000
         John Fry                              50,000
         Ken Kurtz                            100,000
         David Michael, L.L.C.                 32,889
         A-Z Professional Consultants, Inc.   300,000
         Alexander Senkovski, L.L.C.          250,000

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offerees have not resold the stock; (3) there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the Company and the offerees.

On January 28 , the Company issued a total of 500,000 shares of its common stock to the individuals listed below and pursuant to section 4(2) of the Securities Act of 1933 in exchange for their services rendered to the Company:

Roto Lanti                     375,000 shares
Melvin Fields                  120,000 shares
Michael Golightly                5,000 shares

The Company made this issuance based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offerees have not resold the stock; (3) there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the Company and the offerees.

On March 1, 2000, the Company issued, pursuant ss.4(2)of the Securities Act of 1933, 250,000 shares of its restricted common stock in the name of Brad H. Muller as Trustee of the Connie R. Muller Trust in exchange for $25,000 cash. The Company made this issuance based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has not resold the stock; (3) there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the Company and the offeree.

ITEM 5.           OTHER INFORMATION

On March 25, 2000, the Company, in a related party transaction, purchased approximately 2.145 acres of raw land located in Elko County Nevada from Oasis Fields, L.L.C., for 1,200,000 shares of the Company's common stock issued to Oasis International Hotel & Casino, Inc., which is a sibling corporation to Hudson Consulting Group, Inc. Mel Fiels was the sole shareholder and 100% owner of Oasis Fields, L.L.C. prior to this transaction. However, pursuant to this transaction, Oasis Fields, L.L.C. is now owned in its entirety by the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May 2000.

Professional Wrestling Alliance Corporation



By:  /s/ Barry Vichnick                                 May 19, 2000
     -------------------
         Barry Vichnick
Its:     President, Chief Executive Officer and Director

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

3(iii)      *       Certificate  of  Amendment  of  Articles  of   Incorporation
                    Changing the Company's Name From Jutland  Enterprises,  Inc.
                    to   Professional   Wrestling   Alliance   Corporation   and
                    increasing  the number of  authorized  shares of stock dated
                    November 15, 1999. (Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange
                    Commission on December 3, 1999).

27                  Financial Data Schedule "CE"


Material Contracts

Exhibit.  Page
No.        No.     Description
-------   ----     -----------

10(i)      9        Real Estate Purchase Agreement between Oasis Fields, L.L.C., as "Buyer",  and Oasis International Hotel & Casio, Inc., as
                    "Seller" dated March 24, 1999.

10(ii)     14       Bill  of  Sale  dated  March  25,  2000   illustrating   the
                    conveyance of Oasis Fields, L.L.C. to Professional Wrestling
                    Alliance Corporation.