Form 10QSB
period 2000-06-30
PROFESSIONAL WRESTLING ALLIANCE CORP
filed 2000-08-18
CIK 839430

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------.


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


                                 (818) 786-7154
                             ----------------------
                           (Issuer's telephone number)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No

     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 8, 2000 was 72,256,832.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................4

ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Professional Wrestling Alliance Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                   Professional Wrestling Alliance Corporation
                  Interim Consolidated Condensed Balance Sheet


                                                                   June 30, 2000
                                                                    (unaudited)
                                                                 ---------------

ASSETS

      Current Assets:
            Cash and cash equivalents                            $           2
            Prepaid expense                                                  -
            Other                                                        3,750
                                                                  ------------
      Total current assets                                               3,752

      Property, Plant & Equipment (net of depreciation)                480,000
                                                                  ------------


TOTAL ASSETS                                                     $     483,752
                                                                  ------------

                                                                  ------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:

            Accounts payable                                     $      50,053
            Judgement Payable                                          603,873
            Convertible Notes Payable                                  205,000
                                                                  ------------
                 Total current liabilities                             858,926
                                                                  ------------

      Stockholders' equity

            Preferred stock ($.001 par value, 5,000,000
                 shares authorized; no share issued and
                 outstanding                                                 -
            Common stock $.001 par value shares, 200,000,000
                 shares authorized; 72,256,832 shares issued
                 and outstanding June 30, 2000                          72,257
            Additional paid in capital                                 502,350
            Accumulated (Deficit)                                     (949,781)
                                                                  ------------
                 Total stockholders' equity                           (375,174)
                                                                  ------------

TOTAL LIABILITIES AND EQUITY                                     $     483,752
                                                                  ============





                        See notes to financial statements


                                    Professional Wrestling Alliance Corporation
                         Interim Unaudited Consolidated Condensed Statements of Operations


                                                           Three Months Ended                       Six Months Ended
                                                        June 30,            June 30,            June 30,            June 30,
                                                          2000                1999                2000                1999
                                                     --------------      --------------      --------------      ---------------

REVENUE

      Interest and other income                    $              -    $              -    $              -    $               -
      Investment income                                           -                   -                   -                    -
                                                     --------------      --------------      --------------      ---------------
            Total Revenue                                         -                   -                   -                    -
                                                     --------------      --------------      --------------      ---------------
EXPENSES

      Interest expense                                       15,092              13,345              29,807               26,690
      Selling, general and administrative                     1,345              71,766              54,951              143,531
                                                     --------------      --------------      --------------      ---------------
                 Total Expenses                              16,437              85,111              84,758              170,221

NET LOSS (from continuing operations)              $        (16,437)   $        (85,111)   $        (84,758)   $        (170,221)
                                                     --------------      --------------      --------------      ---------------

Income taxes                                                      -                   -                   -                    -

NET (LOSS)                                         $        (16,437)   $        (85,111)   $        (84,758)   $        (170,221)
                                                     --------------      --------------      --------------      ---------------

BASIC & DILUTED (LOSS) PER

COMMON SHARE                                       $          (0.00)   $         (0.00)    $         (0.00)    $        (0.00)
                                                     --------------      --------------      --------------      ---------------

BASIC & DILUTED WEIGHTED
AVERAGE SHARES
OUTSTANDING                                              72,256,832          47,589,595          69,266,110           38,123,362
                                                     ==============      ==============      ==============      ===============






                                         See notes to financial statements


                                    Professional Wrestling Alliance Corporation
                         Unaudited Interim Consolidated Condensed Statements of Cash Flows


                                                                           Six Months              Six Months
                                                                             Ended                   Ended
                                                                         June 30, 2000           June 30, 1999
                                                                       ------------------      ------------------

CASH FLOWS FROM OPERATION ACTIVITIES

     Net loss                                                       $             (84,758)   $           (170,221)
                                                                       ------------------      ------------------
     Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:

          (Increase) in accounts receivable                                        (3,750)                      -
          Increase in accounts payable                                             11,519                  28,267
          Increase in convertible notes payable                                         -                  91,735
          Increase in judgement payable                                            29,807                  26,690
                                                                       ------------------      ------------------
               Total adjustments                                                   37,576                 146,692

                                                                       ------------------      ------------------
     Net Cash Provided (Used) by Operating Activities                             (47,182)                (23,529)
                                                                       ------------------      ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

     Net Cash Provided (Used) by Investing Activities                                   -                       -
                                                                       ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

          Additional Paid in Capital                                               24,750                       -
          Issuance of Common Stock                                                  5,963                  60,000
                                                                       ------------------      ------------------
     Net Cash Provided (Used) by Financing Activities                              30,713                  60,000
                                                                       ------------------      ------------------


NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                       (16,469)                 36,471

CASH AND CASH EQUIVALENTS AT BEGINNING OF

PERIOD                                                                             16,471                       -
                                                                       ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $                   2    $             36,471
                                                                       ==================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION

     Stock issued for land purchase                                 $             480,000    $                  -
     Cash paid during the period for interest                                           -                       -
                                                                       ------------------      ------------------
                                                                                  480,000                       -
                                                                       ==================      ==================


                                            See notes to financial statements

                   Professional Wrestling Alliance Corporation
     Notes to Unaudited Interim Consolidated Condensed Financial Statements
                                  June 30, 2000


1.  Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which management believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.   Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Plan of Operation

The Company's plan of operation up to August 8, 2000 was to promote and produce professional wrestling events, combining musical acts and wrestling matches for live audiences and television, including pay per view events, through its wholly owned subsidiary, The Professional Wrestling Alliance, Inc., a Nevada corporation ("PWA").

Due to a lack of sufficient operating capital, the Company had to cancel four of its scheduled Rock & Wrestling events as follows: Oakland Sports Arena (December 18, 1999); L.A. Sports Arena (February 10, 2000); Imperial Palace, Las Vegas (February 27, 2000); and the L.A. Sports Arena (April 16, 1999). Additionally, as a result of the Company's current lack of funding, no events or productions have been scheduled to date.

In large part based on the lack of sufficient capital to fund these events, the Company's 2 major shareholders, Barry Vichnick and Allen Nelson, agreed that their shares could be canceled pursuant to a Separation Agreement dated July 27, 2000 (a copy of which is attached to the Form 8-K filed with the SEC on August 11, 2000 and incorporated herein by this reference). Their shares, amounting to a combined total of 23,500,000 shares, were deemed to be legally canceled effective the same day.

Also as a result of the July 27, 2000 Separation Agreement, the Company changed its plan of operations to that of a shell company in search of a suitable merger or acquisition candidate. The major thrust of the Separation Agreement was that Mr. Vichnick and Mr. Nelson relinquished their shares in the Company (allowing them to be canceled) in exchange for taking back all assets, liabilities, and financial interests in the subsidiary Nevada Corporation, The Professional Wrestling Alliance, Inc. As a result of this Separation Agreement, the Company no longer has any right or interest in the former subsidiary, and all relations with the former subsidiary have been dissolved.

To further separate the business of the former subsidiary from the current shell of the Company, the Company's new Board of Directors passed a unanimous resolution on August 14, 2000 proposing to change the name of the Company to Webtech International Corporation. Articles of Amendment to the Company's Certificate of Incorporation, and other related documents, will need to be prepared and filed with the proper regulatory entities to complete the name change adopted by the Company's new management.

Results of Operations

Sales

The Company has not generated any revenues from operations for the periods covered by this Form 10-QSB.

Losses

Net losses for the quarter ended June 30, 2000, decreased to $16,437 from $85,111 for the quarter ended June 30, 1999. The change was attributable to drastically reducing operations in the second quarter of 2000 (due to a lack of funding for events), and having to cancel previously scheduled events for the same reasons.

Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2000 decreased to $1,345 as compared to $71,766 for the quarter ended June 30, 1999, a decrease of 98 %. The substantial decrease in selling, general and administrative expenses was due to the lack of operations for the period as opposed to broader operations in the previous period.

Liquidity and Capital Resources

Cash used by operations was $47,182 for the six months ended June 30, 2000, compared to $23,529 for the six months ended June 30, 1999.

Cash flows generated from financing activities was $30,713 for the six months ended June 30, 2000 as compared to $60,000 for the six months ended June 30, 1999.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment in the quarter ended June 30, 2000.

Income Tax Expense (Benefit)

The Company's income tax benefits are limited to the loss sustained in 1999 due to the reverse merger of PWA into the Company during 1999.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

                                     PART II

ITEM 5.           OTHER INFORMATION

In an event which occurred subsequent to June 30, 2000, a Form 8-K was filed on August 11, 2000 detailing a change in control of the Company and also a change in the Company's management. Shareholders and other interested parties are encouraged to read carefully that Form 8-K, which is incorporated herein by this reference.

On August 14, 2000, in another pertinent event occurring subsequent to the reporting period, the new Board of Directors of the Company adopted a unanimous Resolution to change name of the Company to Webtech International Corporation and to amend the Company's Articles of Incorporation and prepare such other documentation for filing with the appropriate regulatory authorities as is proper to reflect this change.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter. However, in an event subsequent to the end of the quarter, a Form 8-K was filed on August 11, 2000 detailing a change in control of the Company and also a change in the Company's management. Shareholders and other interested parties are encouraged to read carefully that Form 8-K, which is incorporated herein by this reference.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August 2000.

Professional Wrestling Alliance Corporation

                                                 August 17, 2000

                                                By:  /s/ Barry Vichnick
                                                    ---------------------
                                                Barry Vichnick
                                                Its: President, Chief Executive
                                                Officer and Director

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