Form 10QSB
period 2000-09-30
PROFESSIONAL WRESTLING ALLIANCE CORP
filed 2000-11-20
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


         Commission file number:33-24108D


                                TRSG CORPORATION
        (Exact name of small business issuer as specified in its charter)





             DELAWARE                                 87-045382
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)



              500 East Cheyenne Ave., North Las Vegas, Nevada 89030
               (Address of principal executive office) (Zip Code)

                                 (702) 399-4328
                           (Issuer's telephone number)

                   Professional Wrestling Alliance Corporation
           268 West 400 South, Suite #300, Salt Lake City, Utah 84101
        (Former name or address, if changed since last report) (Zip Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 17, 2000 was 2,355,342.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.....................................................4

ITEM 5.  OTHER INFORMATION.....................................................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................5

INDEX TO EXHIBITS..............................................................6











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to TRSG Corporation, a Delaware corporation, formerly known as Professional Wrestling Alliance Corporation (whose name was changed on October 27, 2000), and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.








                      [THIS SPACE LEFT BLANK INTENTIONALLY]


                                  Professional Wrestling Alliance Corporation
                                  Interim Consolidated Condensed Balance Sheet


                                                                                        September 30, 2000
                                                                                           (unaudited)
                                                                                     ------------------------

ASSETS
      Current Assets:
            Cash and cash equivalents                                                       $          -
            Prepaid expense                                                                            -
            Other                                                                                      -
                                                                                             -----------
      Total current assets                                                                             -

      Property, Plant & Equipment (net of depreciation)                                           32,175
                                                                                             -----------


TOTAL ASSETS                                                                                $     32,175
                                                                                             ===========


LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts payable                                                                $      7,116
            Judgement Payable                                                                    618,970
            Convertible Notes Payable                                                                  -
                                                                                             -----------
                 Total current liabilities                                                       626,086
                                                                                             -----------


      Stockholders' equity
            Preferred stock ($.001 par value, 5,000,000
                 shares authorized; no share issued and
                 outstanding                                                                           -
            Common stock $.001 par value shares, 200,000,000 shares authorized;
                 47,106,832 shares issued and outstanding September 30, 2000                      47,107
            Additional paid in capital                                                           325,859
            Accumulated (Deficit)                                                               (966,877)
                                                                                             -----------
                 Total stockholders' equity                                                     (593,911)
                                                                                             -----------

TOTAL LIABILITIES AND EQUITY                                                                $     32,175
                                                                                             ===========





                                         See notes to financial statements


                                    Professional Wrestling Alliance Corporation
                         Interim Unaudited Consolidated Condensed Statements of Operations





                                                           Three Months Ended                        Nine Months Ended
                                                        September           September            September           September
                                                        30, 2000            30, 1999             30, 2000             30, 1999
                                                     ---------------     ---------------      ---------------      --------------
REVENUE
      Interest and other income                    $               -   $               -    $               -   $               -
      Investment income                                            -                   -                    -                   -
                                                     ---------------     ---------------      ---------------      --------------
            Total Revenue                                          -                   -                    -                   -
                                                     ---------------     ---------------      ---------------      --------------

EXPENSES
      Interest expense                                        15,097              13,343               44,904              40,036
      Selling, general and administrative                      1,999                   -               56,950                   -
                                                     ---------------     ---------------      ---------------      --------------
                 Total Expenses                               17,096              13,343              101,854              40,036

NET LOSS (from continuing operations)              $         (17,096)  $         (13,343)   $        (101,854)  $         (40,036)
                                                     ---------------     ---------------      ---------------      --------------

Income taxes                                                       -                   -                    -                   -

NET (LOSS)                                         $         (17,096)  $         (13,343)   $        (101,854)  $         (40,036)
                                                     ---------------     ---------------      ---------------      --------------

BASIC & DILUTED (LOSS) PER
COMMON SHARE                                       $     (0.00)        $     (0.00)         $     (0.00)        $          (0.01)
                                                     ---------------     ---------------      ---------------      --------------

BASIC & DILUTED WEIGHTED
AVERAGE SHARES
OUTSTANDING                                               55,490,000           3,893,943           66,668,000           3,893,943
                                                     ===============     ===============      ===============      ==============





                                         See notes to financial statements


                                    Professional Wrestling Alliance Corporation
                         Unaudited Interim Consolidated Condensed Statements of Cash Flows




                                                                                    Nine Months             Nine Months
                                                                                       Ended                   Ended
                                                                                   September 30,           September 30,
                                                                                       2000                     1999
                                                                                 -----------------       ------------------
                                                                                 -----------------       ------------------
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                                     $       (101,854)    $            (40,036)
                                                                                 -----------------       ------------------
     Adjustments to reconcile net loss to net cash provided  (used) by operating activities:
          Decrease (increase) in valuation of fixed assets                                 447,825
          Decrease (increase) in accounts receivable                                             -                        -
          Increase (decrease) in accounts payable                                          (31,418)                       -
          Increase (decrease) in convertible notes payable                                (205,000)                       -
          Cancellation of common stock                                                    (170,928)
          Increase in judgement payable                                                     44,904                   40,036
                                                                                 -----------------       ------------------
               Total adjustments                                                            85,383                   40,036

                                                                                 -----------------       ------------------
     Net Cash Provided (Used) by Operating Activities                                      (16,471)                       -
                                                                                 -----------------       ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Net Cash Provided (Used) by Investing Activities                                            -                        -
                                                                                 -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Cash Provided (Used) by Financing Activities                                            -                        -
                                                                                 -----------------       ------------------


NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                (16,471)                       -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                      16,471                        -
                                                                                 -----------------       ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $                  -     $                  -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Stock issued for land purchase                                           $            480,000     $                  -
     Cancellation of issued & outstanding stock                                            170,928
     Cancellation of convertible notes payable                                             205,000
     Write down of fixed asset valuation                                                  (447,825)
     Cash paid during the period for interest                                                    -                        -
                                                                                 -----------------       ------------------
                                                                                           408,103                        -
                                                                                 =================       ==================


                                            See notes to financial statements

                   Professional Wrestling Alliance Corporation
     Notes to Unaudited Interim Consolidated Condensed Financial Statements
                               September 30, 2000




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

2.   Divesture of Subsidiaries

On July 27, 2000, the Company separated itself from its subsidiary The Professional Wrestling Alliance, Inc., a Nevada corporation. As a result of that transaction, the receivables, cash, convertible nots payable and a significant amount of the accounts payable were eliminated as they went with the divested company. In addition, 25,150,000 shares of common stock were canceled as they were held by the management and other related parties of the subsidiary corporation.

3.  Write down of Land

The Company has reevaluated the book value of the 2.145 acres of land held in Oasis, Nevada. When compared to recent sales in the area and other extenuating circumstances, the company felt that the value on the books was too high and has subsequently written down the value of the land in conjunction with the divestiture mentioned above. The amount of the write down was $447,825 and was offset by gains from the divestiture and settlement of debts.

4.  Settlement of Judgment

Subsequent to the end of the period, the Company has entered into negotiations with the Insurance Commissioner for the Commonwealth of Pennsylvania to settle the judgment held against the Company. The negotiations are not final at the time of this filing, and thus the details are not provided. At the time of a final agreement, it is anticipated that the Company may book a gain on the settlement of debt of approximately $550,000.

5.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

As used herein the term "Company" refers to TRSG Corporation, a Delaware corporation, formerly known as Professional Wrestling Alliance Corporation (whose name was changed on October 27, 2000), its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988, under the name Jutland Enterprises, Inc. The Company carried on the business authorized by its charter until March 1, 1995, at which time its charter became inoperative and void for non-payment of taxes. Furthermore, the Company was unable to transact any business because no known officer or director retained their position with the Company until April of 1999. In April 1999, the Company was reinstated and began seeking to acquire an operating business. On November 23, 1999, the Company acquired an operating subsidiary, The Professional Wrestling Alliance, Inc., a Nevada corporation, which promoted and produced professional wrestling events. The Company later divested itself of this subsidiary on or about August 8, 2000.

Plan of Operation

From November 23, 1999 to August 8, 2000 (when the Company's Board of Directors was replaced), the Company's plan of operation was to promote and produce professional wrestling events, combining musical acts and wrestling matches for live audiences and television, including pay per view events, through its wholly owned subsidiary, The Professional Wrestling Alliance, Inc., a Nevada corporation ("PWA").

Due to a lack of sufficient operating capital, the Company had to cancel four of its scheduled Rock & Wrestling events as follows: Oakland Sports Arena (December 18, 1999); L.A. Sports Arena (February 10, 2000); Imperial Palace, Las Vegas (February 27, 2000); and the L.A. Sports Arena (April 16, 1999). Additionally, as a result of the Company's lack of funding, no other events or productions were scheduled.

Based largely on the lack of sufficient capital to fund these events, the Company's 2 major shareholders, Barry Vichnick and Allen Nelson, agreed that their shares could be canceled pursuant to a Separation Agreement dated July 27, 2000 (a copy of which is attached to the Form 8-K filed with the SEC on August 11, 2000 and incorporated herein by this reference). Their shares, amounting to a combined total of 23,500,000 shares, were deemed to be legally canceled effective the same day. As part of this separation of interests, the Company and its new majority shareholder, World Alliance Consulting, Inc., replaced the Board of Directors on August 8, 2000.

Also as a result of the July 27, 2000 Separation Agreement, the Company changed its plan of operations to that of a shell company in search of a suitable merger or acquisition candidate. The major thrust of the Separation Agreement was that Mr. Vichnick and Mr. Nelson relinquished their shares in the Company (allowing them to be canceled) in exchange for taking back all assets, liabilities, and financial interests in the subsidiary Nevada Corporation, The Professional Wrestling Alliance. As a result of this Separation Agreement, the Company no longer has any right or interest in the former subsidiary, and all relations with it have been dissolved.

To further separate the business of the former subsidiary from the current shell of the Company, the Company's new Board of Directors passed a unanimous resolution on August 14, 2000 proposing to change the name of the Company to Webtech International Corporation. Neither a Certificate of Amendment nor shareholder approval of this particular name change took place, as the Company found another acquisition candidate before this name change could be completed.

On October 12, 2000 the Company executed an agreement to acquire a network marketing company named Gateway Distributors, Ltd., which sells nutritional, health and dietary supplements throughout North America and

Japan. The details of the Gateway acquisition are set forth in the Form 8-K filed with the SEC on October 17, 2000, and incorporated here by reference. Thus, the Company's new business plan as of October 12, 2000 is to sell nutritional, health and dietary supplements through its network marketing company.

As part of its plan to acquire Gateway, the Company officially changed its name to "TRSG Corporation" on October 30, 2000, when it filed a Certificate of Amendment with the State of Delaware. The Board of Directors unanimously approved the name change on October 27, 2000, and the majority shareholder of the Company, World Alliance Consulting, Inc. executed its written consent to the name change on the same day.

Results of Operations

Sales

The Company has not generated any revenues from operations for the periods covered by this Form 10-QSB.

Losses

Net losses for the quarter ended September 30, 2000, were $17,096 as compared to $13,343 for the quarter ended September 30, 1999. The change was attributable to an increase in accrued interest on the judgment and $1,999 in stock transfer, audit, and agent fees.

Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2000 were $1,999 as compared to $0 for the quarter ended September 30, 1999. The increase in selling, general and administrative expenses was due to costs relating to ongoing audit requirements not existent in the previous year, as well as costs relating to stock transfers.

Liquidity and Capital Resources

Cash used by operations was $293,368 for the nine months ended September 30, 2000, compared to $0 for the nine months ended September 30, 1999.

Cash flows generated from investing activities were $447,825 for the nine months ended September 30, 2000 as compared to $0 for the nine months ended September 30, 1999.

Cash flows used by financing activities were $170,928 for the nine months ended September 30, 2000 as compared to $0 for the nine months ended September 30, 1999.

Capital Expenditures

The Company wrote down the value of its land holdings in Oasis, Nevada by $447,825 to a value of $32,175 during the quarter ended September 30, 2000.

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


                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

The Company entered into a settlement agreement on October 4, 2000 regarding the judgment against it for $618,970. The Pennsylvania Insurance Commissioner's office agreed to settle this debt for a total of $50,000 cash, payable in the following manner: $5,000 on or before October 11, 2000; $5,000 on or before November 10, 2000, and the remaining $40,000 on or before December 31, 2000. Upon the timely receipt of these amounts, the insurance commissioner agreed to cause the judgment to be satisfied. To date, however, none of the agreed payments have been made by the Company, and it is unclear whether this agreement can be revived or renegotiated. A copy of this agreement is attached as an Exhibit to this Form 10-QSB.

ITEM 5.           OTHER INFORMATION

On October 30, the Company authorized a 1:20 reverse split of its common stock, so that 20 shares before the split will be reduced to 1 share after the split. On the same date, the Company also changed its name to "TRSG Corporation." Both of these changes are reflected in the Form 8-K filed with the SEC on November 1, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. One report was filed on Form 8-K during the quarter. On August 11, 2000 a Form 8-K was filed (with amendments thereto filed on August 25, 2000 and October 18, 2000) detailing a change in control of the Company and also a change in the Company's management.

         After the end of the quarter, two additional Forms 8-K were filed for subsequent events. On October 17, 2000, a Form 8-K was filed detailing the Company's acquisition agreement with Gateway Ltd., by which all of Gateway's assets were acquired in exchange for 85% of the Company's stock. On November 1, 2000, a Form 8-K was filed detailing the Company's name change to "TRSG Corporation" and a 1:20 reverse split of the Company's common stock.

          Shareholders and other interested parties are encouraged to read carefully these Forms 8-K, which are incorporated herein by this reference.





                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November 2000.




TRSG Corporation
                                                November 17, 2000

By:   /s/ Rick Bailey
-----------------------
        Rick Bailey
Its:   President

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

10(i)       7       Letter  Agreement  of  October  4,  2000 re:  settlement  of judgment with Pennsylvania Insurance Commissioner.

27                  Financial Data Schedule "CE"