Form 10KSB
period 2000-12-31
TRSG CORP
filed 2001-04-16
CIK 839430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 33-24108D

                                TRSG Corporation
                                ----------------
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                   87-045382
           ----------                                 -----------
 (State or Other Jurisdiction of
  Incorporation or Organization)          (I.R.S. Employer Identification No.)


      500 East Cheyenne Avenue, North Las Vegas, Nevada      89030
      ---------------------------------------------------------------
          (Address of Principal Executive Offices)         (Zip Code)

                                 (702) 399-4328
       ------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class           Name of each Exchange on Which Registered
        -------------------           ------------------------------------------
  Common Stock ($0.001 Par Value)                        None
      Preferred Stock ($0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X                   No
                            -----                    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 2000, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates was approximately $7,119,939 based on the average closing bid and asked prices for the Common Stock on April 9, 2001.

On April 9, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 17,212,946.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I


Item 1.   Description of Business.............................................1

Item 2.   Description of Property.............................................4

Item 3.   Legal Proceedings...................................................4

Item 4.   Submission of Matters to a Vote of Security-Holders................ 4


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............5

Item 6.   Management's Discussion and Analysis or Plan of Operation...........6

Item 7.   Financial Statements................................................8

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure................................................9

                                    PART III

Item 9.   Directors and Executive Officers....................................9

Item 10.  Executive Compensation.............................................10

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....10

Item 12.  Certain Relationships and Related Transactions.....................11

Item 13.  Exhibits, List and Reports on Form 8-K.............................12

Signatures ..................................................................15

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

A.  Business Development

As used herein the term "Company" refers to TRSG Corporation, a Delaware corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988, under the name Jutland Enterprises, Inc. The Company has had several previous names including Jutland Enterprises, Inc., Treat Enterprises, Inc., and Professional Wrestling Alliance Corporation. On November 1, 2000, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware wherein the name of the Company was changed from "Professional Wrestling Alliance Corporation" to "TRSG Corporation."

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

On March 22, 1999, Hudson Consulting Group, Inc. ("Hudson") entered into a Stock Purchase Agreement ("Stock Purchase") with an individual by the name of Andrew Thorburn. Pursuant to the Stock Purchase Hudson purchased 2,246,224 shares of the Company's common stock for $10,000 cash on March 24, 1999. Consequently, Hudson obtained a majority interest in the Company's common stock. By virtue of Hudson's purchase of 57.7% of the Company's common stock, Hudson obtained effective control of the Company. Hudson's intent in purchasing 57.7% of the Company's shares of common stock was to assist the Company in settling its debts, bringing the necessary disclosure documents current with the Securities and Exchange Commission, and finding suitable operations for the Company through a merger or acquisition.

On April 7, 1999, Hudson filled the vacancies on the board of the Company pursuant to Delaware General Corporation Law under Sections 268(a) and 141(k) appointing Richard Surber as a director and president and Saundra McFadden as a director and secretary of Company. Both Mr. Surber and Ms. McFadden were also officers and directors of Hudson. On November 19, 1999, the Company amended its articles of incorporation to provide for an increase in the number of its authorized shares of its common stock from 50,000,000 to 200,000,000.

On November 23, 1999 the Company entered into a Stock Acquisition Agreement ("Acquisition Agreement") with four individuals, Allen Nelson, Pamela Nissen, Leland Stringer, and Barry Vichnick who collectively owned 100% of the shares of Professional Wrestling Alliance, Inc., a Nevada Corporation ("PWA"). The Company agreed to purchase 100% of PWA from the four PWA shareholders ("PWA Shareholders") in exchange for 60,000,000 shares of the Company's common stock. The PWA shareholders received the 60,000,000 shares of the Company's common stock on a pro rata basis. In exchange for the transfer of 60,000,000 shares of the Company's common stock to the PWA's Shareholders on a pro rata basis, a 100% ownership interest in PWA was transferred to the Company.

The Company effected the purchase of PWA for the purpose of producing and distributing a series of sports and television entertainment shows, pay per views, and live events that combined music with female wrestling. PWA's female wrestlers were trained in a distinctive style of wrestling known as "Lucha Libre" that had grown popular in Mexico and Japan. The Company believed that the mixture of female wrestling matches with live music events and celebrities would attract a wide audience, that would in turn create a good business opportunity for the Company's shareholders.

The acquisition of PWA left the PWA shareholders holding 60,000,000 shares of the Company's common stock or 92.74% of the Company's issued and outstanding stock. Hudson's holdings totaled 2,246,224, or 3.47%, of the Company's outstanding shares of common stock, down from 57.7% prior to the change of control. Richard Surber's maintained 800,000 or 1.23% of the Company's shares issued and outstanding.

On March 25, 2000, the Company, in a related party transaction, purchased Oasis Fields L.L.C., a Nevada limited liability company which owned approximately
2.145 acres of raw land located in Elko County Nevada, from Mel Fields for 1,200,000 shares of the Company's common stock which Mr. Fields caused to be issued to Oasis International Hotel & Casino, Inc., which is a sibling corporation to Hudson Consulting Group, Inc. Mel Fields was the sole shareholder and 100% owner of Oasis Fields, L.L.C. prior to this transaction.

Due to a lack of sufficient capital to fund the business of the Company, two of the Company's major shareholders, Barry Vichnick and Allen Nelson, agreed to cancel their shares pursuant to a Separation Agreement dated July 27, 2000. The canceled shares, amounted to a combined total of 23,500,000 shares, which were deemed legally canceled as of July 27, 2000.

Subsequent to the July 27, 2000 Separation Agreement, the Company changed its plan of operations to that of a shell company in search of a suitable merger or acquisition candidate. The major thrust of the Separation Agreement was that Mr. Vichnick and Mr. Nelson relinquished their shares in the Company (allowing them to be canceled) in exchange for taking back all assets, liabilities, and financial interests in the subsidiary Nevada Corporation, The Professional Wrestling Alliance, Inc. As a result of this Separation Agreement, the Company no longer has any right or interest in the former subsidiary, and all relations with the former subsidiary have been dissolved.

On October 30, 2000, pursuant to a resolution of the Board of Directors of the Company, and with the consent of the Company's majority shareholder, World Alliance Consulting, Inc., the Company authorized a one (1) for twenty (20) reverse split of the Company's $0.001par value common voting stock.

On November 11, 2000 the Company transferred its interest in Oasis Fields L.L.C. to World Alliance Consulting Corporation, Inc. ("World") in exchange for services provided to the Company by World.

B.  Acquisition of a Business

Since the Company discontinued its operations in July of 2000, it has attempted to identify and acquire a favorable business opportunity. The Company reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. On October 12, 2000, the Company entered into an Acquisition Agreement ("Agreement") with Gateway Distributors, Ltd., a Nevada Corporation ("Gateway") wherein the Company agreed to acquire the bulk of Gateway's assets and its operating business, in exchange for shares of the Company's stock equaling approximately 78% of the issued and outstanding shares.

Gateway is a network marketing company that does business under the name "The Right Solution." Gateway sells nutritional , health and dietary supplements, and products throughout North America and Japan. For more information, see "Gateway Distributors, Ltd. Form 10-SB," filed December 15, 1999. The Agreement transfers to the Company the business and goodwill of The Right Solution which consists of existing inventory and an existing networking distribution business.

The Closing of the Agreement occurred on January 10, 2001. (See Form 8-K filed by the Company on January 12, 2001 and the amendment thereto which contains pro-forma financial statements, filed March 28, 2001.) (For a description of the business of Gateway, which was acquired on January 12, 2001, see Form 10-KSB of Gateway Distributors, Ltd. for the period ended December 31, 2000.)

Governmental Regulation

Since closing the Gateway acquisition and assuming the business, the Company is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products,
(ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by distributors, for which the Company may be held responsible), (iii) the Company's network marketing system,
(iv) transfer pricing and similar regulations that affect the personal import laws, and (v) taxation of distributors, which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records.

Competition

Since closing the Gateway acquisition and assuming the business of Gateway, the Company is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those which market other types of products. Some of the competitors are expected to be substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in sponsoring and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its continuation of the bonus availability program, recognition and rewards program and other compensation and incentive programs presently used by Gateway will provide its distributors with significant earning potential. However, there can be no assurance that the adoption of Gateway's ongoing programs for recruitment and retention of distributors will be successful for the Company.

The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Japan. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The Company expects it will face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that additional competing products will be introduced by other companies in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores and supermarkets. Many of the Company's potential competitors will have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to assume the business of Gateway without significant interruption of the ongoing business, and to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors.

Employees

The Company is a development stage company and had no employees as of December 31, 2000. Executive officers, who were not compensated for their time contributed to the Company, devoted only such time to the affairs of the Company as they deemed appropriate, that was estimated to be approximately 20 hours per month per person. Management of the Company used consultants, attorneys, and accountants as necessary, and did not engage any full-time employees while seeking to acquire a business.

As of December 31, 2000, Gateway Distributors, Ltd. ("Gateway") had twenty full-time employees. These numbers do not include Gateway's distributors, who are independent contractors rather than employees of Gateway. Since the closing of the Gateway transaction the employees of Gateway have become employees of the Company pursuant to the Company's acquisition of the business of Gateway.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company owns no real property. The Company currently uses the offices, office equipment and support staff of Gateway Distributors, Ltd. ("Gateway") at 500 East Cheyenne Avenue, North Las Vegas, Nevada 89030. The Company currently has no written lease agreement with Gateway.

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

On December 29, 2000, the plaintiff agreed to accept a cash settlement in the sum of $50,000 in complete settlement of the above judgment. On March 21, 2001, the settlement agreement was amended to allow the $50,000 to be paid in installments.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a Resolution of the Board of Directors of the Company adopted by unanimous consent on October 27, 2000 and the consent of the Company's majority shareholder, World Alliance Consulting, Inc., dated October 27, 2000, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware on November 1, 2000, wherein the name of the Company was changed from "Professional Wrestling Alliance Corporation" to "TRSG Corporation."

Pursuant to a Resolution of the Board of Directors of the Company adopted by unanimous consent on October 30, 2000 and the consent of the Company's majority shareholder, World Alliance Consulting, Inc., dated October 30, 2000, the Company authorized a one (1) for twenty (20) reverse split of the Company's $0.001par value common voting stock. Shareholders received one (1) post-split share of the Company's $0.001 par value common stock for every twenty (20) pre-split shares of the Company's $0.001 par value common stock.

No other matters were submitted to shareholders of the Company during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Over The Counter Bulletin Board (OTC.BB) under the symbol "TSGO". (1)

The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 1999, and 2000. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


               Quarter           High              Low
               -------           ----              ---
1999(2)        First             N/A               N/A
               Second            $0.53125          $0.125
               Third             $0.125            $0.0625
               Fourth(3)         $2.25             $0.0625

(footnote)----------------------
(1) The Company, prior to changing its name to TRSG Corporation, traded under the symbol "PWAA" on the OTC BB.

(2) The Company was inactive during the first quarter of 1999 consequently, the price of the Company's stock for this period is not available.

(3) During the fourth quarter of 1999, the company changed its name and trading symbol from Jutland Enterprises Inc., trading under the symbol "JUTL" to Professional Wrestling Alliance Corporation, trading under the symbol "PWAA."

               Quarter           High              Low
               -------           ----              ---
2000           First             $1.75             $0.7525
----
               Second            $0.625            $0.2188
               Third             $0.5312           $0.1875
               Fourth(4)         $8.75             $0.624
2001           First             $3.125            $0.9375

Shareholders

As of April 9, 2001, there were 1,226 shareholders of record holding a total of 17,212,946 shares of common stock.

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

Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the period covered by this report except those sales previously reported in the Company's 10Q-SB's. Included, where applicable, is the identity of the person who purchased the securities, title of the securities, and the date sold.

On February, 26, 2000, the Company authorized the issuance of 1,200,000 shares of its common stock to Oasis International Hotel & Casino, Inc., in consideration of the Company's purchase of Oasis Fields, Inc., L.L.C. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to one corporation for the purchase of property; (2) there was only one offeree who were issued stock for real property; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there

(footnote)----------------------

(4)Numbers for the fourth quarter are adjusted to reflect a 1 for 20 reverse split which occurred effective November 16, 2000. In November of 2000, the Company changed its name to TRSG Corporation, and its trading symbol changed from "PWAA" to "TSGO."

were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year discussed above, is to acquire the business of Gateway Distributors, Ltd. pursuant to the Agreement of October 12, 2000. The Company believes it may be necessary to raise additional capital in order for the Company to successfully operate the business of Gateway upon its acquisition by the Company. Since the Closing has only recently occurred, it is impossible to accurately predict whether additional capital will be needed to operate the business to be acquired from Gateway. However, should additional capital be required, the Company anticipates that its shareholders, affiliates, and consultants will assist in efforts to raise additional funding to carry out the operation of the Gateway business through the 2001 fiscal year. However, there can be no assurance that this expectation will be fully realized.

Since entering into the Gateway acquisition, the Company does not anticipate spending any significant money on research and development activities, or for the purchase of plant and equipment.

Results of Operations

Sales

The Company has not generated any revenues from operations for the periods covered by this 10-KSB.

Losses/Gains

Net gains for the year ended December 31, 2000, increased to $37,519 from a net loss of $340,444 for the year ended December 31, 1999, an increase of 111%. The net gains were attributable to the elimination of $205,000 in debt and to the Company's reduced expenses due to a lack of any substantial business activity during the year ended December 31, 2000.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2000, decreased to $122,577 from $287,063 for the year ended December 31, 1999. The substantial decrease in selling general and administrative expenses were the result of the Company's lack of business activity.

Depreciation and amortization expenses for the years ended December 31, 2000, and December 31, 1999, were $0 and $0 respectively.

Liquidity and Capital Resources

Cash used by operations were $41,471 for the year ended December 31, 2000, and $43,529 for the year ended December 31, 1999.

Cash flow generated from financing activities was $25,000 for the year ended December 31, 2000, and $60,000 for the year ended December 31, 1999.

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

The Company's financial statements for the fiscal year ended December 31, 2000, and 1999 are attached hereto as pages F-1 through F-10.

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

Statements of Income and Expenses............................................F-3

Statements of Shareholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                    (Letterhead of Sellers & Associates, P.C)
               785 Harrison Blvd., Suite 101 - Ogden, Utah 84403


                          Independent Auditors' Report


To:  Board of Directors
     TRSG CORPORATION
     Las Vegas, Nevada

We have audited the accompanying balance sheets of TRSG Corporation (a Delaware corporation), as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of TRSG Corporation as of December 31, 2000 and 1999 and the results of its operations and cash flows for each of the two years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has changed ownership and control and has had little other business activity, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, management believes events subsequent to December 31, 2001 have resolved its going concern issues. Refer to Notes 7 and 8.



 /s/ Sellers & Associates, PC
-------------------------------
Sellers & Associates, P.C.
April 6, 2001
Ogden, Utah

                                TRSG CORPORATION
                                 Balance Sheets
                               As of December 31,

                                                        ASSETS
                                                                  2000                      1999
                                                            --------------           -------------
Current Assets
        Cash                                                 $         -              $    16,471
Total Current Assets                                         $         -              $    16,471
                                                            --------------           -------------
Total Assets                                                 $         -              $    16,471
                                                            ==============           =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable                                    $    10,290             $    38,534
          Judgement Payable                                       618,970                 574,066
          Convertible Notes Payable                                    -                  205,000
                                                           --------------           -------------
          Total Current Liabilities                               629,260                 817,600
                                                           --------------           -------------

Long-Term Liabilities                                                  -                       -
                                                           --------------           -------------
          Total Liabilities                                   $   629,260              $  817,600
                                                           --------------           -------------
Contingencies                                                          -                      -
Shareholders' Equity (Deficit)                                         -                      -
                                                           --------------           -------------
      Preferred Stock, $0.001 par value, authorized
      5,000,000 shares, none issued and outstanding.                   -                      -

      Common Stock, $0.001 par value, authorized
      200,000,000 shares, and 2,368,988 and 3,449,697
      issued and outstanding as of  December 31, 2000
      and 1999.                                                   2,369                   3,450

      Additional Paid-In Capital                                200,975                  65,544

      Retained Earnings (Deficit)                              (832,604)               (870,123)
                                                          --------------           -------------
           Net Shareholders' Equity (Deficit)                  (629,260)               (801,129)
                                                          --------------           -------------
Total Liabilities and Shareholders' Equity (Deficit)         $        -              $   16,471
                                                          ==============           =============

               See Accompanying Notes to the Financial Statements

                                TRSG CORPORATION
                        Statements of Income and Expenses
                        For the Years Ended December 31,

                                                                            2000               1999
                                                                     ------------------    ---------------
Revenues                                                             $                -    $           -
                                                                     ------------------    ---------------
Expenses
     General & Administrative Expense                                           122,577           287,063
     Debt Elimination                                                          (205,000)               -
     Interest Expense                                                            44,904            53,381
                                                                     ------------------   ----------------

Net Income (Loss) Before Income Taxes                                            37,519          (340,444)

Provision for Income Taxes                                                            -                -
                                                                     ------------------   ----------------

Net Income (Loss)                                                    $           37,519    $     (340,444)
                                                                     ==================    ===============



Basic Earnings (Loss) per Share                                      $             0.01    $        (0.22)
                                                                     ==================    ===============

Basic Weighted Average Shares Outstanding During the
Period                                                                        3,018,336         1,564,262
                                                                     ==================    ===============

Dilutive Earnings (Loss) per Share                                   $             0.01    $        (0.22)
                                                                     ==================    ===============

Weighted Dilutive Average Shares Outstanding During the
Period                                                                        3,130,235         1,564,262
                                                                     ==================    ===============

                 See Accompanying Notes to Financial Statements

                                TRSG CORPORATION
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 2000 and 1999

                                                                                      Additional
                                                                                       Paid-In-        Accumulated
                                  Preferred Stock               Common Stock           Capital            (Deficit)          Total
                               ---------------------    --------------------------   ------------    -----------------      --------
                               Shares         Amount        Shares       Amount

                               ---------  -----------    ----------   ------------
Balance as of December 31,
1998                                -       $      -        449,697     $      450    $    8,544      $    (529,679)    $  (520,685)

Issuance of Stock                   -              -      3,000,000          3,000        57,000                  -          60,000

Net (Loss) for the year
ended December 31, 1999             -              -              -              -             -           (340,444)       (340,444)
                             ----------  ------------   -----------  -------------   ------------    ---------------   -------------

Balance as of December 31,          -              -      3,449,697          3,450        65,544           (870,123)       (801,129)
1999

Issuance of Stock                   -              -        116,791            117        60,874                  -          60,991

Sale of subsidiary
Professional Wrestling
Alliance, Inc.                      -              -     (1,257,500)        (1,258)       42,442                  -          41,184

Purchase and sale of Oasis          -              -         60,000             60        32,115                  -          32,175
Fields, LLC

Net income for the year
ended December 31, 2000             -              -              -              -             -             37,519          37,519

                                    -      $       -      2,368,988      $   2,369    $  200,975      $    (832,604)    $  (629,260)
                             ===========  ===========   ============    ===========   ===========      =============    ============

                 See Accompanying Notes to Financial Statements

                                TRSG CORPORATION
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                                                      2000                  1999
                                                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                           $            37,51    $       (340,444)
                                                                               ------------------    ------------------
   Adjustments to reconcile Net Income to Cash Flows from Operating Activities:
       Services for Stock                                                                  35,991                 -
       Services for Oasis Fields, LLC                                                      32,175                 -
       Divestiture of Professional Wrestling Alliance, Inc.                                41,184                 -
       (Decrease) Increase in Accounts Payable                                            (28,244)             38,534
       (Decrease) Increase in Convertible Notes Payable                                  (205,000)            205,000
       Increase  in Judgement Payable                                                      44,904              53,381
                                                                               ------------------    ------------------
    Total Adjustments                                                                     (78,990)            296,915
                                                                               ------------------    ------------------
    Net Cash Provided (Used) by Operating Activities                                      (41,471)            (43,529)
                                                                               ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net Cash (Used) by Investing Activities                                                    -                  -
                                                                               ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock                                                                   25,000              60,000
                                                                               ------------------    ------------------
    Net Cash Provided (Used) by Financing Activities                                       25,000              60,000
                                                                               ------------------    ------------------

Increase in Cash and Cash Equivalents                                                     (16,471)             16,471
Cash at the Beginning of the Year                                                          16,471                  -
                                                                               ------------------    ------------------
Cash at End of the Year                                                        $               -      $        16,471
                                                                               ==================    ==================

SUPPLEMENTARY CASH FLOW INFORMATION
    Interest Paid With Cash                                                    $               -      $           -
                                                                               ==================    ==================
NON CASH ACTIVITY
    Stock for Purchase of Oasis Fields, LLC                                    $            32,17     $           -
    Stock for Services                                                                     35,991                 -
    Elimination Convertible Notes Payable                                                 205,000                 -
    Sale of Oasis Fields, LLC for Services                                                 32,175                 -
    Sale of Professional Wrestling Alliances, Inc.                                         41,184                 -

               See Accompanying Notes to the Financial Statements

                                TRSG CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

NOTE 1 - Organization and Nature of Business

TRSG Corporation (the "Company") was incorporated January 11, 1988 under the laws of the State of Delaware, under the name of Jutland Enterprises, Inc. On September 28, 1989 it amended its articles of incorporation and changed its name to Treats Enterprises, Inc. On November 19, 1992 its name was changed back to Jutland Enterprises, Inc. On November 19, 1999, the Company's name changed to Professional Wrestling Alliance Corporation. On November 1, 2000 the Company's name changed to TRSG Corporation.

The Company in late 1999 and early 2000 was actively developing sponsorships in selected sporting events, such as women's wrestling. The Company was known then as Professional Wrestling Alliance Corporation. Undercapitalization stopped the process and no revenue was received. Management at the time took with it the emerging operations and spun them out of the Company. Prior management took back the control of the Company. In the meantime the Company had acquired an LLC owning raw land. The raw land, located in Nevada, is located and zoned for gaming development and operation. Management divested itself of the LLC and once again became a "shell corporation."

The Company, now without operations, negotiated an acquisition of all of the assets and the operations of Gateway Distributors Inc. and its operations in exchange for 85% of the stock of the Company. This agreement took affect subsequent to December 31, 2000 on January 10, 2001. Refer to Note 8, Subsequent Events. Meanwhile, the Company was name changed to its current name, TRSG Corporation.

Prior to 1999 the Company was inactive and without a business purpose. It was reactivated and listed on the OTC-BB. With the recent name change it is now listed on the OTC-BB as "TSGO."


NOTE 2 - Summary of Significant Accounting Policies

Basis of  Presentation

TRSG prepares its books and records on the accrual basis for financial reporting in conformity with generally accepted accounting principles in the United States of America. The accompanying financial statements represent the transactions for the fiscal years ending December 31, 2000 and 1999.

Acquisition and Sale of Subsidiaries

On November 23, 1999, the Company acquired all of the common stock of The Professional Wrestling Alliance, Inc. (TPWAI), a Nevada corporation. No asset is recognized on the financial statements for this acquisition. The only asset acquired was a concept. Management has taken the position to recognize no value for the concept, an otherwise intangible asset.

On July 27, 2000 the Company in a separation agreement sold all of TPWAI back to the former owners of TPWAI. In the same separation agreement all of the stock in the Company owned by the former owners of TPWAI was bought back by the Company and canceled. Any consulting agreements between the Company and TPWAI were terminated, as was the consulting agreement with Hudson Consulting, Inc. New management of the Company was also appointed.

                                TRSG CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

NOTE 2 - Summary of Significant Accounting Policies - continued

On March 25, 2000 the Company acquired all of Oasis Fields, LLC for stock and a note payable convertible for common stock. On November 11, 2000 the Company divested itself of all of Oasis Fields, LLC in exchange for services rendered and the cancellation of the note payable convertible for common stock.

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

                                TRSG CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

NOTE 2 - Summary of Significant Accounting Policies - continued
Statement of Cash Flows

For purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing net income or
(loss) by the weighted average number of common shares outstanding.


NOTE 3 - Liabilities and Judgements

Management has reconstructed the financial position of the Company. Management concludes there are no assets in the Company. Management also researched and sought to identify any liabilities and judgements the Company may owe. The only reportable liability management could identify is a judgement in Pennsylvania and later confirmed in New Jersey, Corporate Life Insurance Company. The judgement in New Jersey was on August 13, 1996 for $398,384 plus interest, legal and other costs thereafter. Amount due on judgement is:

                  December 31, 2000         $618,970

                  December 31, 1999         $574,066

In January 2001 the Company entered into an agreement to settle this judgement for $50,000. Refer to Note 7, Subsequent Events.


NOTE 4 - Contingencies

Management strived to identify any and all liabilities due by the Company. The only identifiable liability management located is a judgement as discussed in
Note 2 - Liabilities and Judgements. However, previous management thought there may be additional liabilities not to exceed $100,000, but was not able to identify anything.

Nothing came up in the search by past management either. Consequently, no other debt besides the judgement as noted in Note 2 is recognized in the financial statements, even though others may surface later on. Management is of the opinion state and local laws will stop other possible debts and law suits from being liable to the Company.

                                TRSG CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

NOTE 5 - Reclassification of Shareholders' Equity

The Company restructured its equity section of the balance sheet as approved by the shareholders in September, 1997. Management reduced preferred stock to zero, as it could not identify or verify any outstanding preferred stock. Additional paid in capital was offset against retained earnings (deficit).

The Company also canceled the 4,000,000 shares of treasury stock as part of the restructuring of equity. All reclassifications are retroactively reported in the financial statements as of December 31, 1997.

During 2000 an additional 5,100,000 shares of stock were identified belonging to 1997 and before. This is 250,000 shares after the 20 for 1 share reverse stock split in 2000. The financial statements were restated to recognize this as of December 31, 1998.

NOTE 6 - Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001.

On October 30, 2000 the Company did a reverse stock split of 20 shares for 1 share. The financial statements have reflected this change retroactively to December 31, 1998. As of December 31, 2000 there are 2,368,988 shares outstanding.

On July 27, 2000 the Company divested itself of its subsidiary, The Professional Wrestling Alliance, Inc. (TPWAI). The Company bought back the 1,257,500 shares of stock involved in the acquisition of TPWAI and canceled the 1,257,500 shares of stock.

On March 25, 2000 the Company purchased Oasis Fields, LLC for 60,000 shares of stock. On November 30, 2000 the Company sold the assets of Oasis Fields, LLC to World Alliance Consulting (WAC) in lieu of $10,000 in services provided. The Company also turned over the entity Oasis Fields, LLC to WAC. These sales transactions are combined and reported net in the financial statements as one transaction.

NOTE 7 - Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company continues to have a negative equity position and at December 31, 2000 it has no assets.

Management is actively taking steps necessary to ensure the Company remains a going concern. Subsequent to December 31, 2000 the Company successfully negotiated a settlement of the $618,970 judgement against it for a payment of $50,000. The $50,000 has not yet been paid. The Company also acquired all of the assets and operations of Gateway Distributors, Inc.(Distributors). With the anticipated positive cash flow from the revenue infusion through the acquisition of assets and operations from Distributors and the forgiveness of debt anticipated in the judgement settlement, management believes the

                                TRSG CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

Company has resolved its going concern issues.  See Note 8.

NOTE 8 - Subsequent Events

On December 29, 2000 the Company settled the judgement against it of $681,970 for $50,000 contingent on a satisfactory payment schedule. On March 21, 2001 a satisfactory payment schedule was drafted, pending final approval whereby the Company can pay $50,000 and receive full relief of the $681,970 debt judgement reported on these financial statements.

On January 11, 2001 the Company acquired all of the assets and operations of Gateway Distributors, Inc. (Distributors) and none of its liabilities in exchange for 85% of the stock of the Company. Management believes regular ongoing revenues coming from this business combination will provide positive cash flows.

On December 28, 2000 the Company authorized to issue effective December 28, 2000, 13,448,660 shares of capital stock (post reverse stock split) to Gateway Distributors Inc. (Distributors) which is to be held by the Company until closing. Since the closing occurred January 11, 2001 this stock issue is not recognized in the financial statements as of December 31, 2000.

On January 11, 2001, the Company authorized the release of the balance due in cash as well as estimated stock that will be issued the Hudson Consulting Group (Hudson) consulting contract. It is estimated the contract will work out to pay $350,000 in cash and 500,000 shares of Company stock to Hudson on the contract. The contract was completed January 11, 2001. Pending receipt of the full $350,000 in cash, the Company has authorized Hudson to hold as security the 13,448,660 shares authorized to issue to Distributors.

On January 11, 2001 Richard Bailey, President of the Company, was also appointed as a director of the Company.

On March 14, 2001 the Company filed an 8-K announcing a stock sale agreement with Prominent Management Ltd, British Virgin Islands.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2001, the Company engaged Perrin, Fordree & Company as the principal accountant engaged to audit the Company's financial statements for all periods subsequent to December 31, 2000. The Company's board of directors approved the engagement of Perrin, Fordree & Company as the principal accountant for the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Name                             Age                Position
Richard Bailey                   43                 President, CEO, and Director
Gisela Tippetts                  34                 Director
David Michael Wolfson            21                 Director
Bonnie Jean Tippetts             59                 Director

Richard A. Bailey, Age 43, has served as Chief Executive Officer, and President of the Company since September, 2000. On January 11, 2001, he was appointed a Director of the Company. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Gateway Distributors, Ltd. the network marketing Company. Mr. Bailey also serves as President and a Director of Gateway Distributors, Ltd., which is a publically traded company

Gisela Tippetts, Age 34, was appointed a Director of the Company on August 8, 2000. Ms. Tippetts is currently employed full time as a technical drafting clerk for World Alliance Consulting group, Inc. where she has worked since June of 2000. Prior to this time she was employed in a similar capacity at Canton Financial Services from April 1999 until June, 2000. From 1990 until 1999, Ms. Tippetts was a student at Salt Lake Community college and from 1995 to the present has worked part time and as a volunteer physical therapist.

BonnieJean Tippetts, Age 59, was appointed a Director of the Company on August 8, 2000. Ms. Tippetts has served as President of World Alliance Consulting Group, formerly A-Z Professional Consultants, since 1997. From 1992 to June 2000, she worked as an Executive Assistant at Canton Financial Services. Ms. Tippetts has a Bachelors Degree in Interior Design from Lewis and Clark College and a Masters of Vocational Home Economics from the University of Northern Colorado.

David Michael Wolfson, age 21, was appointed a Director of the Company on August 8, 2000. Mr. Wolfson is currently the owner and Managing Member of David Michael, LLC, a business consulting firm based in Salt Lake City, Utah. Mr. Wolfson earned a Bachelor of Arts degree from Emory University in Atlanta, Georgia in 1999.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2000 and 1999. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                               Long Term Compensation
                                 ---------------------------------------   ---------------------------------------------------------
                                                                                     Awards                         Payouts
                                                                           ---------------------------- ----------------------------

       Name and          Year     Salary     Bonus       Other Annual      Restricted     Securities        LTIP          All Other
  Principal Position                                     Compensation         Stock       Underlying      payouts       Compensation
                                                                            Award(s)        Options
                                                                                            SARs(#)
  Richard A. Bailey,     2000        -         -               -                -              -             -                -
    CEO; President       1999        -         -               -                -              -             -                -

  Richard D. Surber,     2000        -         -               -                -              -             -                -
    CEO; Director        1999        -         -               -            800,000(5)         -             -                -
   Barry Vichnick,       2000        -         -               -                -              -             -                -
    CEO; Director        1999        -         -               -                -              -             -                -
---------------------- --------- --------- ----------  -----------------  ------------- --------------- ------------  --------------

Compensation of Directors

The Company's directors are not compensated for any meeting of the board of directors which they attend.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth, as of March 31, 2001 the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

(footnote)-----------------------

(5) Pre split shares. After the 1 for 20 reverse split, these shares converted into 40,000 shares.


   Title of Class         Name and Address of Beneficial              Amount and nature of             Percent of Class
                                    Ownership                         Beneficial Ownership
       Common                    Richard Bailey(6)                         13,448,660                       78.13%
       Stock                 500 East Cheyenne Avenue
                          North Las Vegas, Nevada 89030
       Common                  BonnieJean Tippetts(7)                        766,417
       Stock                   1122 West 1185 North                                                         4.45%
                              Farmington, Utah 84025
       Common                     David Wolfson                                 0                             0%
       Stock                3809 South West Temple #1D
                            Salt Lake City, Utah 84115
       Common                    Gisela Tippetts                                0                             0%
       Stock                   1122 West 1185 North
                              Farmington, Utah 84025
       Common                   Richard D. Surber(8)                        2,875,109                       16.45%
       Stock              268 West 400 South, Suite 300
                            Salt Lake City, Utah 84101
       Common             Hudson Consulting Group, Inc.(9)                  2,775,003                       16.12%
       Stock              268 West 400 South, Suite 300
                            Salt Lake City, Utah 84101
       Common             Gateway Distributors, Ltd.500                    13,448,660                       78.13%
       Stock                   East Cheyenne Avenue
                          North Las Vegas, Nevada 89030
       Common               All Executive Officers and                     14,215,077                       82.58%
       Stock                   Directors as a Group


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 17, 1999, the Company issued 5,000,000 pre-split shares of its common stock to Hudson in exchange for advisory/consulting services rendered to the shareholders of PWA, a former subsidiary of the Company, in connection with the acquisition of PWA by the Company. Hudson owns 775,003 shares of the Company's common stock and holds 2,000,000 shares of the Company's stock owned


(footnote)-----------------------
(6) Shares are attributed to Mr. Bailey as president of Gateway Distributors, Ltd., which corporation is the owner of 13,448,660 shares. 2,000,000 of the 13,488,660 shares have been pledged to Hudson Consulting Group, Inc. to secure a $350,000 loan.

(7) 766,416 shares are attributed to Ms. Tippetts as president of World Alliance Consulting, Inc.

(8) Mr. Surber owns 46,106 shares. 2,829,003 shares are beneficially attributed to Mr. Surber from shares owned by Oasis International Hotel & Casino, Inc. (54,000) shares and Hudson Consulting Group, Inc. (2,775,003).

(9) Hudson owns 775,003 shares. 2,000,000 shares are beneficially attributed to Hudson because they have been pledged to Hudson by Gateway Distributors, Ltd. to secure a loan of $350,000.

by Gateway as collateral for a $350,000 note owed to Hudson by Gateway.

On March 25, 2000, the Company, acquired approximately 2.145 acres of raw land located in Elko County, Nevada through the purchase of Oasis Fields, L.L.C., for 1,200,000 pre-split (60,000 post-split) shares of the Company's common stock that was issued to Oasis International Hotel & Casino, Inc., which is a sibling corporation to Hudson on the direction of the owner. Mel Fields was the sole shareholder and 100% owner of Oasis Fields, L.L.C. prior to this transaction. On November 30, 2000, the Company transferred its total interest in Oasis Fields L.L.C. to World as payment for consulting services provided to the Company by World.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K The following reports on Form 8-K were filed by the Company during the last quarter of the year covered by this report:

     1. On October 17, 2000, the Company reported that On October 12, 2000, it entered into an Acquisition Agreement with Gateway Distributors, Ltd., a Nevada Corporation, wherein the Company agreed to acquire the bulk of Gateway's assets and its operating business, in exchange for shares of the Company's stock equaling approximately 85% of the issued and outstanding shares of the Company. For more information, see Form 8-K filed October 17, 2000 and incorporated herein by reference.

     2. On October 18, 2000, in an amended Form 8-K, the Company reported that the Company had replaced its board of directors by action of a majority shareholder and that the Company had divested itself of its majority owned subsidiary, The Professional Wrestling Alliance, Inc., a Nevada Corporation. For more information, see Form 8-K filed October 18, 2000 and incorporated herein by reference.

     3. On November 1, 2000, the Company reported that the Company had changed its name to TRSG, Inc. and had carried out a one (1) for twenty (20) reverse split of its outstanding shares. For more information, see Form 8-K filed November 1, 2000 and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2001.

                                TRSG Corporation
                                a Delaware corporation

                                /s/   Richard A. Bailey
                                ---------------------------
                                Name: Richard A. Bailey
                                Title: President, CEO and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date

/s/ Richard A. Bailey             President / CEO & Director      April 13, 2001
----------------------------
Richard A. Bailey


/s/ Michael Wolfson              Director                        April 13 , 2001
----------------------------
David Michael Wolfson


/s/ BonnieJean Tippett            Director                        April 13, 2001
----------------------------
BonnieJean Tippett


/s/ Gisela Tippetts               Director                        April 13, 2001
----------------------------
Gisela Tippetts

                            DESCRIPTION OF EXHIBITS.

INDEX TO EXHIBITS

Exhibit.    Page
No.          No.     Description

3(i)          *     Articles  of  Incorporation  of  the  Company  (incorporated herein by reference to the Company's Form S-18 as filed with the Securities and Exchange Commission on December 6, 1988).

3(ii)         *      Certificate of Amendment of Certificate of
                     Incorporation of Professional Wrestling Alliance
                     Corporation, filed November 1, 2000 with the State of
                     Delaware. (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 2000) .

3(iii)        *      Bylaws of the Company, as amended (incorporated
                     herein by reference to the Company's Form S-18 as filed with the Securities and Exchange Commission on December 6, 1988).

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

10(ii)        *     Real Estate Purchase Agreement between Oasis Fields, L.L.C., as "Buyer",  and Oasis International Hotel & Casio, Inc., as
                    "Seller" dated March 24, 1999. (Incorporated herein by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 22, 2000).

10(iii)       *     Bill  of  Sale  dated  March  25,  2000   illustrating   the
                    conveyance of Oasis Fields, L.L.C. to Professional Wrestling
                    Alliance Corporation. (Incorporated herein by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 22, 2000).

10(iv)        *     Separation Agreement And Mutual Release dated July 27, 2000, by and between Barry Vichnick,  Allen Nelson, Gary Andersen,
                    Alan Walker, Vaughn Nelson, Professional Wrestling Alliance,
                    Inc.,  Professional  Wrestling  Alliance  Corporation,   and
                    Hudson  Consulting  Group,  Inc.   (incorporated  herein  by
                    reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 18, 2000) .

10(v)          *

                    Acquisition Agreement dated October 12, 2000. (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 17, 2000) .

10(vi)         *    Consulting  Agreement  entered into between TRSG Corporation and Hudson  Consulting  Group,  Inc. dated October 16, 2000.
                    (incorporated  herein by  reference to Form 13D/A filed with the Securities and Exchange Commission on February 26, 2001)
                    .

10(vii)        *    Addendum to  Agreement  dated  October 16, 2000 between TRSG
                    Corporation and Hudson  Consulting Group, Inc. dated January
                    9, 2001.  (incorporated  herein by  reference  to Form 13D/A
                    filed  with  the  Securities  and  Exchange   Commission  on
                    February 26, 2001) .

10(viii)      18    Settlement  Agreement  dated December 29, 2000 in the matter
                    of  Cynthia  M.  Maleski,   Insurance  Commissioner  of  the
                    Commonwealth of Pennsylvania  v. Jutland  Enterprises,  Inc.
                    Amendment to Settlement Agreement dated March 21, 2001.

10(viii)       *    Advisory and  Consulting  Agreement  with David Michael LLC, dated January 10, 2001. (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 12, 2001) .

10(ix)         *    Addendum  to   Consulting   Agreement,   amending   original
                    agreement  dated  October 6, 2000,  signed  January 9, 2001.
                    (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January
                    12, 2001) .

10(x)          *    Stock   Purchase   Agreement   dated   January   24,   2001.
                    (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March
                    14, 2001) .

23            21    Consent Letter of Independent Auditor.

* Incorporated by reference from previous filings of the Company, as noted.

                                Exhibit 10(viii)

             (Letterhead of Wolf, Block, Schorr and Solis-Cohen LLP)
                          1650 Arch Street, 22nd Floor
                             Philadelphia, PA 19103


                                December 29, 2000


Rick Bailey, President
Gateway Distributors, Ltd.
d/b/a The Right Solution
500 East Cheyenne Avenue
North Las Vegas, NV 89030

         RE: Koken, Insurance Commissioner v. Jutland Enterprises, Inc. Commonwealth Court of Pennsylvania, No 294 M.D. 1994 Maleski, Insurance Commissioner v. Jutland Enterprises, Inc. New Jersey Superior Court, No. SOM-L-871-95

Dear Mr. Bailey:

     This is to confirm that our client has agreed to cause the above-two captioned judgements ("the Judgements") to be satisfied upon the following terms and conditions:

          1. On or before January 11, 2001, you shall provide me with a payment in the amount of $5000;

          2. On or before February 10, 2001, you shall provide me with a payment in the amount of $5,000;

          3. On or before March 31, 2001, you shall provide me with a payment in the amount of $40,000;


          4. All payments shall be made by certified check payable to Statutory Liquidator of Corporate Life Insurance Company and shall be mailed or delivered to me;

          5. Upon timely receipt of all required payments as set forth above, our client shall cause the Judgement to be satisfied;

          6. In the even that any payment is not received by me on or before the date it is due (with time being of the essence), the Judgement shall not be satisfied, and our client shall retain all monies paid pursuant to this agreement.

         Please signify your agreement with the above terms and conditions by signing and faxing back to me the enclosed copy of this letter.

Rick Bailey, President
December 29, 2000
Page 2

                                                 Very truly yours,

                                                 /s/ Gerald Gormsh
                                                 -------------------------------
                                                 Gerald Gormsh
                                    For WOLF, BLOCK, SCHORR, and SOLIS-COHEN LLP


GGjc


AGREED AS ABOVE:

GATEWAY DISTIBUTORS, LTD.,
d/b/a THE RIGHT SOLUTION


By: /s/Rick Bailey
   -------------------------
     Rick Bailey, President

                (Letterhead of Pennsylvania Insurance Department)
                           Capitol Associates Building
                              901 North 7th Street
                              Harrisburg, PA 17102

                                 March 30, 2001

Via Fax and First Class Mail
Rick Bailey, President
Gateway Distributors, LTD.
d/b/a The Right Solution
500 East Cheyenne Avenue
North Las Vegas, NV 89030

         RE: Koken, Insurance Commissioner v. Jutland Enterprises, Inc. Commonwealth Court of Pennsylvania, No 294 M.D. 1994 Maleski, Insurance Commissioner v. Jutland Enterprises, Inc. New Jersey Superior Court, No. SOM-L-871-95





Dear Mr. Bailey:

         This will confirm our conversation on March 28, 2001, in which you agreed to wire $10,000 to the Statutory Liquidator of Corporate Life Insurance Company's (the "Statutory Liquidator") account in keeping with prior wire instructions provided to you, by the end of this month. You further agreed that the remaining balance of $30,000, in keeping with the final payment envisioned in the December 29, 2000, letter agreement (the "Letter Agreement"), would be wired to the aforementioned account by April 30, 2001. In keeping with the Letter Agreement, in the event these payments are not received in the Statutory Liquidator's account on or before the due dates, the above two captioned judgements will not be satisfied, and the Statutory Liquidator will retain the monies that you have already paid. Should these final two payments be timely received, the Statutory Liquidator will cause the aforementioned judgements to be satisfied as contemplated under the Letter Agreement.

         I will attempt to identify the appropriate tax identification number for Jutland, as you requested. If I am able to find same, I will advise you accordingly.


                                             Very truly yours,
                                             /s/ Preston M. Buckman
                                             -------------------------------
                                             Preston M. Buckman
                                             Special Funds Counsel

PMB:jac
cc: Al Braslow, Wolf, Block

Exhibit 23

                    (Letterhead of Sellers & Associates, P.C)
                785 Harrison Blvd., Suite 101 - Ogden, Utah 84403





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




We hereby consent to the use of our report dated April 6, 2001, in this registration statement on Form 10-KSB for TSRG Corporation.



/s/ Sellers & Associates, PC
---------------------------------------
Sellers & Associates, P.C.
April 11, 2001
Ogden, Utah