Form 10QSB
period 2001-03-31
TRSG CORP
filed 2001-05-18
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


         Commission file number:33-24108D


                                TRSG CORPORATION
        (Exact name of small business issuer as specified in its charter)



              DELAWARE                                  87-045382
             ----------                                -----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)



             500 East Cheyenne Avenue, North Las Vegas, Nevada 89030
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (702) 399-4328
                          -----------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 1, 2001 was 17,810,308.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4


                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................6

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to TRSG Corporation., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 10 and are incorporated herein by this reference.






                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                TRSG CORPORATION
                                    --------

                              FINANCIAL STATEMENTS
                                    ---------

                                 MARCH 31, 2001

                               TRSG CORPORATION .


                                  - CONTENTS -









                                                                     PAGE NUMBER

Financial Statements:

    Balance Sheet                                                        F-3 & 4

    Statement of Operations                                                  F-5

    Statement of Changes in Stockholders' Equity (Deficit)                   F-6

    Statement of Cash Flows                                              F-7 & 8

    Notes to Financial Statements                                       F-9 & 10

                                TRSG CORPORATION
                                  BALANCE SHEET




                                     ASSETS

                                                         MARCH 31,  DECEMBER 31,
                                                          2001         2000
                                                      ------------- ------------


  Cash and cash equivalents                              $ 5,021           -
     Accounts receivable:
        Trade                                             45,594           -
        Related party                                    360,264           -
        Other                                             22,888           -
     Inventories                                         215,703           -
     Prepaid expenses                                     50,085           -
                                                     -----------   -------------

             Total current assets                        699,555

  Property and equipment -                               430,330           -
     Less accumulated depreciation and amortization     (283,043)          -
                                                     -----------   -------------

                                                         147,287           -

  OTHER ASSETS:
     Goodwill, net of accumulated amortization
        of $94,398 and $-0-, respectively              1,257,634           -
     Other                                                35,410           -
                                                     -----------   -------------

                                                       1,293,044           -
                                                     -----------   -------------
                                                     $ 2,139,886     $     -
                                                     ===========   =============


    The accompanying notes are an integral part of the financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                MARCH 31,         DECEMBER 31,
                                                  2001               2000
                                              -------------      ------------

CURRENT LIABILITIES:
   Notes payable                               $    115,000       $      -
   Deferred revenue                                  63,203              -
   Accounts payable:
      Trade                                         469,479            10,290
      Commissions                                    66,833              -
   Settlement payable                                40,000           618,970
   Accrued expenses                                  47,597              -
                                              -------------      ------------

           Total current liabilities                802,112           629,260


STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - $.001 par value
      Authorized - 5,000,000 shares
      No shares issued and outstanding
   Common stock, - $.001 par value
      Authorized - 200,000,000 shares
      Issued and outstanding -
        17,810,308 and 2,368,988 shares
        at March 31, 2001 and
        December 31, 2000, respectively              17,810             2,369
   Additional paid-in capital                     1,720,425           200,975
   Accumulated deficit                             (400,461)         (832,604)
                                              -------------      ------------
                                                  1,337,774          (629,260 )
                                              -------------      ------------

                                                $ 2,139,886       $     -
                                              =============      ============


    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                           ----------------------------------
                                            MARCH 31,              MARCH 31,
                                              2001                    2000
                                           ------------          ------------

SALES                                      $    703,797           $        -

COST OF SALES                                   140,964                    -
                                           ------------          ------------

GROSS PROFIT                                    562,833                    -

SELLING, GENERAL AND                            699,578                53,606
                                           ------------          ------------
   ADMINISTRATIVE EXPENSES

LOSS FROM OPERATIONS                           (136,745)              (53,606)

OTHER INCOME (EXPENSE):
   Interest expense                              (4,313)              (14,715)
   Gain on settlement                           568,970                    -
   Other                                          4,231                    -
                                           ------------          ------------

                                                568,888               (14,715)
                                           ------------          ------------

NET INCOME(LOSS)                           $    432,143           $   (68,321)
                                           ============          ============

BASIC EARNINGS ( LOSS) PER SHARE           $        .03           $      (.02)
                                           ============          ============

WEIGHTED AVERAGE SHARES OUTSTANDING          15,295,601             3,373,769
                                           ============         =============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)








                        THREE MONTHS ENDED MARCH 31, 2001
                        ---------------------------------

                                                                                    ADDITIONAL
                                               COMMON                                PAID-IN             ACCUMULATED
                                               SHARES             AMOUNT             CAPITAL              DEFICIT          TOTAL
                                          -------------       ------------       --------------       -------------    ------------
         BALANCE -January 1, 2001            2,368,988     $         2,369        $     200,975       $   (832,604 )   $   (629,260)

         Stock issued for cash                 826,500                 826              265,934              -              266,760

         Stock issued for services           1,166,160               1,166               42,834              -               44,000

         Stock issued for acquisition       13,448,660              13,449            1,210,682              -            1,224,131

         Net income                              -                   -                    -                432,143          432,143
                                          -------------       ------------       --------------       -------------    ------------

         BALANCE - March 31, 2001           17,810,308      $       17,810         $  1,720,425       $   (400,461 )    $ 1,337,774
                                          ============      ==============         ============       ============      ===========


    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                    ----------------------------
                                                        MARCH 31,     MARCH 31,
                                                         2001           2000
                                                    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $ 432,143     $  (68,321)
   Adjustments to reconcile net income (loss)
      to net cash from (to) operating activities:
        Depreciation and amortization                    33,335            -
        Stock issued for services                        44,000            -
   Changes in operating assets and liabilities
   which increase (decrease) cash flow:
         Accounts receivable                            (15,918)        (3,750)
         Inventories                                     (9,992)           -
         Prepaid expenses                                84,993            -
         Accounts payable                               (52,948)        26,234
         Accrued expenses                                47,597            -
         Deferred revenue                              (229,881)           -
                                                   -------------   ------------

                                                        (98,814)        22,484
                                                   -------------   ------------

    Net cash from (to) operating activities             333,329        (45,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (2,000)      (480,000)
   Purchase of TRSG, Inc.                              (350,000)          -
   Advances to related party                           (360,264)          -
   Cash received in acquisition                           2,196           -
                                                   -------------   ------------

     Net cash to investing activities                  (710,068)       (480,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                      266,760        510,713
   Proceeds from issuance of debt                       115,000          -
                                                   -------------   ------------

      Net cash from financing activities                381,760        510,713
                                                   -------------   ------------

NET INCREASE (DECREASE)
    IN CASH EQUIVALENTS                                   5,021        (15,124)

CASH AND CASH EQUIVALENTS:
   BALANCE - beginning of period                          -             16,471
                                                   -------------   ------------

BALANCE - end of period                             $     5,021    $     1,347
                                                   =============   ============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                             SUPPLEMENTAL DISCLOSURE


                                                         THREE MONTHS ENDED
                                               ---------------------------------
                                                  MARCH 31,          MARCH 31,
                                                   2001                2000
                                               -------------       -------------

         CASH PAID FOR INTEREST                $       3,750         $      -
                                               =============       ===========

         CASH PAID FOR TAXES                   $         -           $      -
                                               =============       ===========


                   NONCASH INVESTING AND FINANCING ACTIVITIES

         STOCK ISSUED FOR ACQUISITION          $   1,224,131         $      -
                                               =============       ===========

                                TRSG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


          NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The balance sheet as of March 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year.

               Certain amounts in 2000 have been reclassified to conform to the 2001 financial statement presentation.


          NOTE 2- BUSINESS COMBINATION:

               On January 11, 2001, the Company obtained substantially all of the assets and operations of Gateway Distributors, Ltd. ("Gateway") in exchange for 13,448,660 shares of common stock. Gateway is a publicly held company and is a distributor of vitamin and nutritional supplements, health foods, cleaning and skin care products mainly in the United States, Canada, and Japan. As a result of this transaction, TRSG, Corporation became a subsidiary of Gateway and is consolidated in its financial statements. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.


          NOTE 3 - NOTES PAYABLE:

               At March 31, 2001, the Company had $115,000 of notes payable to certain individuals. Both notes bear interest at a fixed rate of 15%, are unsecured and due within one year.

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001

          NOTE 4 - SETTLEMENT PAYABLE:

               On December 29, 2000, the Company obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 in the current period ended March 31, 2001.

          NOTE 5 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

               Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Therefore, these footnotes are included by reference. In addition, the footnotes for inventory, property and equipment and amortization of Gateway Distributors, LTD. December 31, 2000 10-KSB should also be referred to due to the acquisition per Note 2.







                      [THIS SPACE INTENTIONALLY LEFT BLANK

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

         General

         As used herein the term "Company" refers to TRSG Corporation., a Delaware corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988.

         On January 11, 2001, the Company issued 13,448,660 shares of its common stock to Gateway Distributors, Inc. ("Gateway") in exchange for substantially all of the assets and operations of Gateway. As a result of this transaction, the Company is now a 75.5% owned subsidiary of Gateway.

         The Company's products are marketed through network marketing within the United States and wholesale personal import sales outside of the United States. Network marketing enables the Company's independent distributors in the United States to earn profits by selling the Company's products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where the Company operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

         The Company believes that through special blends, whole foods such as grains and vegetables can be combined to help produce optimum health. Recent studies reveal that prevention through health maintenance is a key to enjoying a healthy lifestyle. However, health challenges today are at an all-time high. The need for proper nutrition has never been greater. The Company markets whole food products based on the proposition that pure, natural, unprocessed, unpreserved, unsprayed, simple, organic foods provide whole food nutrition. The Company believes that whole food nutrition is the key, the answer, and the solution to creating a long healthy life. The health care products that the Company sells are intended to provide nutritional supplementation to the product's users. The products are not intended to diagnose, treat, cure or prevent any disease.

         Results of Operations

         Sales for the quarter ended March 31, 2001, were $703,797 compared to $0 for the same period in 2000. The Company's revenues are attributable to acquiring substantially all the assets of Gateway during the quarter ended March 31, 2001. Consequently, the revenues are not comparable for the same period in 2000. The Company currently has 3,000 to 4,000 back orders and expects to be able to fill those orders upon obtaining the necessary financing. The Company expects to obtain the necessary financing through a pending private placement of its common stock.

         Costs of sales were $140,964 for the quarter ended on March 31, 2001, compared to $0 for the comparable period in 2000. Cost of sales are not comparable for the same period in 2000 because the Company only began its current operations in the quarter ended March 31, 2001.

         Selling, general, and administrative expenses were $699,578 for the quarter ended on March 31, 2001 and $53,606 for the comparable period in 2000. Selling, general, and administrative expenses are not comparable for the quarters ended March 31, 2001 and 2000 because the Company acquired its current operation in the current quarter.

         Net income was $432,143 during the quarter ended on March 31, 2001, compared to a net loss of $68,321 for the comparable quarter in 2000. The Company's net income for the quarter ended March 31, 2001, is the result of a $568,970 gain due to debt settlement by the Company.

         Liquidity and Capital Resources

         The Company had a net working capital deficit of $102,557 for the quarter ended March 31, 2001, as compared to a $629,260 deficit at the end of December 31, 2000. The Company's working capital deficit decreased as a result of the settlement of debt in the amount of $618,970 for $50,000.

         Cash flow provided from operations was $333,329 for the quarter ended March 31, 2001, compared to cash flow used in operations of $45,837 for the comparable period in 2000.

         Negative Cash flow in investing activities for the quarter ended March 31, 2001 was $710,068, compared with a negative cash flow from investing activities of $480,000 for the comparable period in 2000.

         Cash flow generated from financing activities was $381,760 for the quarter ended March 31, 2001 as compared to $510,713 for the comparable period in 2000.

         Due to the Company's expected cash flow fluctuations, the Company may experience occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This may involve the Company conducting exempt offerings of its equity securities.

         Impact of Inflation

         The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

         Capital Expenditures

         The Company spent $480,000 on capital expenditures during the period covered by this report.

         Income Tax Expense (Benefit)

         The Company's income tax benefits may be limited to the losses sustained since January 12, 2001 due to the change of management.

         Going Concern

         The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $400,461 as of March 31, 2001. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                           PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Cynthia M. Maleski, Insurance Commissioner of the Commonwealth of Pennsylvania v. Jutland Enterprises, Inc. - On July 5, 1994, Maleski, in her capacity as statutory liquidator of Corporate Life Insurance Company, filed an action against the Company in the Commonwealth Court of Pennsylvania No. 294 M.D. 1994. That court entered a Default Judgement on December 28, 1994 against the Company in the amount of $300,000 plus 10% interest from October 8, 1993, plus attorney's fees and costs. On May 8, 1995, a suit was filed in the Superior Court of New Jersey, Somerset County, Docket No. SOM-L-871-95 seeking to enforce the Pennsylvania judgement. On June 7, 1996, judgement was granted by the New Jersey Court in the amount of $398,884.36 plus costs and attorney's fees.

         On December 29, 2000, the plaintiff agreed to accept a cash settlement in the sum of $50,000 in complete settlement of the above judgment. On March 21, 2001, the settlement agreement was amended to allow the $50,000 to be paid in installments. The Company satisfied this debt prior to March 31, 2001.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 11, 2001, the Company issued 13,448,660 shares of its common stock to Gateway Distributors Ltd. in consideration for substantially all of the assets of Gateway pursuant to section

         4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to one corporation for the purchase of property; (2) there was only one offeree which was issued stock for property; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On January 11, 2001, the Company issued 500,000 shares of its common stock to Hudson Consulting Group, Inc. in exchange for consulting services valued at $25,000 pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to one entity for services rendered; (2) there was only one offeree who was issued stock for services rendered; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On January 24, 2001, the Company entered into Stock Purchase Agreement with Prominent Management Limited for the sale of 5,000,000 shares of its common stock. Pursuant to the terms of the agreement, Prominent agreed to purchase the 5,000,000 shares at a price equal to forty percent (40%) of the daily market quotation (1/8 discount of the bid) of the Company's shares on the NASDAQ Electronic Bulletin Board. Under the terms of the agreement, Prominent must purchase all of the shares on or before August 31, 2001. Prominent purchased a total of 584,500 shares for $209,760 pursuant to the terms of the agreement during the quarter ended March 31, 2001. Prominent is a British Virgin Islands company and a non U.S. person. In making the sale, the Company relied on exemptions provided by Regulation S of the Securities Act of 1933, as amended.

         Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act of 1933, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

         On January 25, 2001, the Company issued 2,000 shares each of its common stock to Go Kawada and Tom Monson in exchange for accounting services valued at $2,000 each pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to two individuals for services rendered; (2) there were only two offerees who were issued stock for services rendered; (3) the offerees have not resold the stock but have continued to hold it since the date of issue;
         (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

         On January 25, 2001, the Company issued 200,000 shares of its common stock at $0.08 per share to William Reed and Carla Jammal for cash pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to two individuals for cash; (2) there were only two offerees who were issued stock for services rendered; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

         On January 25, 2001, the Company issued 42,000 shares of its commons stock at $1.00 per share to the individuals listed below for cash pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

         Name                                              Number of Shares
-----------------------------------------------------  -------------------------
         Brian & Sue McGuire                                    500
-----------------------------------------------------  -------------------------
         Doug & Patty Young                                     5,000
-----------------------------------------------------  -------------------------
         Gale Leetzow                                           30,000
-----------------------------------------------------  -------------------------
         Rosalia Walker                                         500
-----------------------------------------------------  -------------------------
         Judith Osborn                                          500
-----------------------------------------------------  -------------------------
         Judie Urquhart                                         5,500
-----------------------------------------------------  -------------------------

         The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to two individuals for cash;
         (2) there were only two offerees who were issued stock for services rendered;

         (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

         On January 25, 2001, the Company issued 5,000 shares each of its common stock to Gary Eby and David McMillan in exchange for consulting services valued at $5,000 each pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to two individuals for services rendered;
         (2) there were only two offerees who were issued stock for services rendered; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

         On February 12, 2001, the Company issued 326,080 shares each of its common stock to Briton McConkie and Peter Kristensen in exchange for consulting services valued at $2,500 each pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to two individuals for services rendered;
         (2) there were only two offerees who were issued stock for services rendered; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)Reports on Form 8-K.

                  (i) The Company filed a Form 8-K dated January 10, 2001, disclosing the issuance of 13,448,660 shares or approximately 79% of the common stock of the Company in exchange for substantially all of the Assets of Gateway Distributors, Ltd.. The Form 8K also disclosed the terms of certain Advisory Agreements.

                  (ii) The Company filed a Form 8K dated March 9, 2001, disclosing the terms of Stock

                           Purchase Agreement signed on January 24, 2001, with Prominent Management Limited ("Prominent"), a British Virgin Islands corporation, wherein the Company agreed to sell five million restricted shares of its $0.001 par value common stock to Prominent at a price equal to forty percent (40%) of the daily market quotation (1/8 discount of the bid) of the Corporation's shares on the NASDAQ Electronic Bulletin Board. Under the terms of the agreement, Prominent must purchase the shares on or before August 31, 2001

                  (iii) The Company filed a Form 8K dated February 23, 2001, announcing a change in auditors.

                  (iv) The Company filed a Form 8K/A dated March 23, 2001, disclosing the financials reflecting the acquisition of substantially all the assets of Gateway.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of May 2001.




         TRSG Corporation


         By:    /s/   Rick Bailey
               ------------------------------------------
                  Rick Bailey
         Its:   President, Chief Executive Officer and
         Director

                                INDEX TO EXHIBITS


Exhibit           Page             Description

3(i)      *    Articles of Incorporation of the Company (ncorporated herein by reference to the Company's Form S-18 as filed with the Securities and Exchange Commission on December 6, 1988 ).

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

Material Contracts


10(i)    *     Acquisition Agreement dated October 12, 2000 (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 17, 2000) .

10(ii)   *     Advisory and Consulting Agreement with David Michael LLC, dated
               January 10, 2001 (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange
               Commission on October 17, 2000).

10(iii)  *     Addendum to Consulting Agreement, amending original agreement dated October 6, 2000, signed January 9, 2001 (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 17, 2000).

10(iv)   *     Stock Purchase Agreement dated January 24, 2000, between the
               Company and Prominent Management Limited ("Prominent"), a British
               Virgin  Islands  corporation,  wherein the Company agreed to sell five  million  restricted  shares of its $0.001 par value  common stock to Prominent at a price equal to forty percent (40%) of the
               daily  market   quotation  (1/8  discount  of  the  bid)  of  the
               Corporation's  shares on the  NASDAQ  Electronic  Bulletin  Board
               (incorporated  herein by reference to the Company's Form 8K dated
               March 9, 2001).

10(v)    13    Addendum to Consulting Agreement between TRSG Corporation and
               Hudson Consulting Group, Inc. dated January 9, 2001

* Incorporated by reference from previous filings of the Company, as noted.

                                  Exhibit 10(v)
                        ADDENDUM TO CONSULTING AGREEMENT

                  This addendum will supercede all agreements between Hudson Consulting Group, Inc. and TRSG Corporation, which will include the original agreement, dated October 6, 2000.

                  The Parties agree to the following modifications to the original agreement and additional provisions as set forth herein:

          1. Gateway will make a $350,000 cash payment and delivery of 500,000 shares of the common stock of TRSG to Hudson in exchange for control of the Professional Wrestling Alliance Corporation shell.

          2. Gateway Distributors Ltd., a Nevada corporation hereby agrees to pay Hudson Consulting Group, Inc. $240.00 dollars per hour for services for all time spent on TRSG Corporation and/or Gateway Distributors Ltd. This will be paid as follows:

     Common stock shall be credited at 50% of the average bid price for such shares the last five trading days of each month, up to the first $200 of each $240 billed.. The rate will be evaluated at the close of each months billing and the bid price of the stock at the close of business on the last five trading days of each month will be used to calculate the number of shares to be issued.

     All stock issued will be evaluated after the 20 to 1 reverse of Professional Wrestling Alliance Corporation.

         $40 dollars per hour in cash will be paid by TRSG.

          1. TRSG agrees to the following payment schedule as it relates to the $350,000.

     The first $112,000 raised will be used to pay back the bridge loan for product

     The next $150,000 will be paid to Hudson Consulting towards the $350,000

     The remaining $200,000 will be paid within 90 days from the signing of this agreement, in the event payment in full is not made within 90 days an additional 5,000,000 shares of TRSG common stock shall be delivered to Hudson, such shares shall not decrease or serve as a payment in any amount of the remaining balance due and owing on the $350,000.

     TRSG shall deliver to Hudson 2,000,000 shares of the commo stock of TRSG to serve as collateral for the payment, upon fully payment all such shares shall be returned by Hudson to TRSG, Hudson shall hold voting rights to such shares until the debt is paid in full.

     In the event that the bid price for the shares of commo stock of TRSG shall decrease by more than 49% from its current level prior to full payment of the $350,000 TRSG shall issue an additional 2,000,000 shares to secure th payment of the $350,000

     The shares of stock will be guaranteed not to be diluted until such time the $350,000 payment is made in full.

     Rick Bailey will be assigned a position on the Board of Directors effective October 6, 2000.

         Accepted and agreed to this 9th day of January 2001.

 TRSG Corporation                              Hudson Consulting Group, Inc.

 By:      /s/ Richard Bailey                   By:    /s/ Richard D. Surber
     ----------------------------------           ------------------------------
         Richard Bailey, President                 Richard Surber, President



 Notary: /s/ Diane Peters                    Notary:
        ---------------------------
             Diane Peters

 Date:  March 18, 2001                       Date: