Form 10QSB
period 2001-06-30
TRSG CORP
filed 2001-08-20
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

                                    Yes XX     No
                                       ---       ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 1, 2001 was 18,257,744.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4


                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................6

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................9

SIGNATURES...................................................................10

INDEX TO EXHIBITS............................................................11











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to TRSG Corporation., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 9 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                TRSG CORPORATION
                                    --------

                              FINANCIAL STATEMENTS
                                    ---------

                                   JUNE, 2001

                                TRSG CORPORATION


                                  - CONTENTS -









                                                              PAGE NUMBER

Financial Statements:

    Balance Sheet                                                 F-3

    Statement of Operations                                       F-4

    Statement of Changes in Stockholders' Equity (Deficit)        F-5

    Statement of Cash Flows                                       F-6

    Notes to Financial Statements                                 F-8

                                TRSG CORPORATION
                                  BALANCE SHEET




                                     ASSETS

                                                                      JUNE 30,            DECEMBER 31,
                                                                       2001                 2000
                                                                   -----------           -----------
                                                                    (Unaudited)            (Audited)
         CURRENT ASSETS:
            Cash and cash equivalents                             $   105,810            $       -
            Accounts receivable:
               Trade                                                   56,291                    -
               Related party                                          577,443                    -
               Other                                                   32,470                    -
            Inventories                                               266,029                    -
            Prepaid expenses                                           37,346                    -
                                                                  -----------           -----------

                    Total current assets                            1,075,389                    -

         Property and equipment -                                     431,330                    -
            Less accumulated depreciation and amortization           (296,204)                   -
                                                                  -----------           -----------

                                                                      135,126                    -

         OTHER ASSETS:
            Goodwill, net of accumulated amortization
               of $114,551 and $-0-, respectively                   1,237,481                    -
            Other                                                      30,060                    -
                                                                  -----------           -----------

                                                                    1,267,541                    -

                                                                 $  2,478,056           $        -
                                                                  ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                                  BALANCE SHEET
                                   (CONTINUED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     JUNE 30,          DECEMBER 31,
                                                                       2001                2000
                                                                 -------------         ------------
                                                                   (Unaudited)           (Audited)
         CURRENT LIABILITIES:
            Notes payable                                        $     115,000         $          -
            Deferred revenue                                            48,455                    -
            Accounts payable:
               Trade                                                   663,920               10,290
               Commissions                                             118,494                    -
            Settlement payable                                               -              618,970
            Accrued expenses                                            50,927                    -
                                                                 -------------         ------------

                    Total current liabilities                          996,796              629,260


         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value
               Authorized - 5,000,000 shares
               No shares issued and outstanding
            Common stock, - $.001 par value Authorized -
               200,000,000 shares
               Issued and outstanding -
                 18,257,744 and 2,368,988 shares
                 at June 30, 2001 and
                 December 31, 2000, respectively                        18,258                2,369
            Additional paid-in capital                               2,182,220              200,975
            Accumulated deficit                                       (719,218)            (832,604)
                                                                 -------------         ------------

                                                                     1,481,260             (629,260)
                                                                 -------------         ------------

                                                                $    2,478,056         $         -
                                                                 =============         ============

     The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30,                             JUNE 30,
                                                2001            2000               2001           2000
                                           -------------- ---------------- ----------------- ---------------

         SALES                               $   393,488    $          -     $  1,097,285    $         -

         COST OF SALES                            80,540               -          221,504              -
                                             -----------    -------------    ------------    ------------

         GROSS PROFIT                            312,948               -          875,781              -

         SELLING, GENERAL AND                    616,455           1,345        1,316,033          54,951
                                             -----------    -------------    ------------    ------------
            ADMINISTRATIVE EXPENSES

         LOSS FROM OPERATIONS                   (303,507)         (1,345)        (440,252)        (54,951)

         OTHER INCOME (EXPENSE):
            Interest expense                     (18,064)        (15,092)         (22,377)        (29,807)
            Gain on settlement                       -                -           568,970             -
            Other                                  2,814              -             7,045             -
                                             -----------    -------------    ------------    ------------
                                                 (15,250)        (15,092)         553,638        (29,807)

         NET INCOME(LOSS)                    $  (318,757)   $    (16,437)    $    113,386      $ (84,758)
                                             ===========    =============    ============    ============

         BASIC EARNINGS ( LOSS)
            PER SHARE                        $     (0.02)   $      (0.00)    $       0.01    $     (0.02)
                                             ===========    =============    ============    ============

         WEIGHTED AVERAGE
            SHARES OUTSTANDING                18,234,623       3,612,842       16,765,112      3,463,305
                                             ===========    =============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                  --------------------------------
                                                                        JUNE 30,        JUNE 30,
                                                                          2001            2000
                                                                    --------------- ----------------
                      CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income (loss)                             $   113,386         (84,758)
         Adjustments to reconcile net income (loss)
           to net cash from (to) operating activities:
            Depreciation and amortization                                66,649
            Stock issued for services                                    56,301
         Changes in operating assets and liabilities
           which increase(decrease) cash flow:
            Accounts receivable                                         (36,197)         (3,750)
            Inventories                                                 (60,318)
            Prepaid expenses                                             97,732
            Accounts payable                                            153,154          41,326
            Accrued expenses                                             50,927
            Deferred revenue                                           (244,629 )             -
                                                                       ----------      --------
                  Net cash from (to) operating activities               197,005         (47,182)

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                         (3,000)
            Purchase of TRSG CORPORATION                               (350,000)
            Advances to related party                                  (577,443)
            Cash received in acquisition                                  2,196
            Other                                                         5,350              -
                                                                       ----------      --------
                  Net cash to investing activities                     (922,897)             -

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of stock                             716,702          30,713
            Proceeds from issuance of debt                              115,000              -
                                                                      ----------      ---------
                  Net cash from financing activities                    831,702          30,713

         NET INCREASE (DECREASE)
             IN CASH EQUIVALENTS                                        105,810         (16,469)

         CASH AND CASH EQUIVALENTS:
            BALANCE - beginning of period                                   -            16,471
                                                                      ----------      ---------

         BALANCE - end of period                                      $ 105,810      $        2
                                                                      ==========      =========

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                             SUPPLEMENTAL DISCLOSURE


                                                                         SIX MONTHS ENDED
                                                               -----------------------------------
                                                                     JUNE 30,          JUNE 30,
                                                                       2001              2000
                                                                 ---------------- ----------------
         CASH PAID FOR INTEREST                                    $    21,252       $        -
                                                                   ===========       ===========

         CASH PAID FOR TAXES                                       $         -       $        -
                                                                   ===========       ===========


                   NONCASH INVESTING AND FINANCING ACTIVITIES

         STOCK ISSUED FOR ACQUISITION                              $ 1,224,131       $        -
                                                                   ===========       ===========




                                TRSG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The balance sheet as of June 30, 2001 and the related statements of operations, and cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the whole year.

               Certain amounts in 2000 have been reclassified to conform to the 2001 financial statement presentation.


     NOTE 2- BUSINESS COMBINATION:

               On January 11, 2001, the Company obtained substantially all of the assets and operations of Gateway Distributors, Ltd. ("Gateway") in exchange for 13,448,660 shares of common stock. Gateway is a publicly held company and is a distributor of vitamin and nutritional supplements, health foods, cleaning and skin care products mainly in the United States, Canada, and Japan. As a result of this transaction, TRSG Corporation became a subsidiary of Gateway and is consolidated in its financial statements. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.


     NOTE 3 - NOTES PAYABLE:

               At June 30, 2001, the Company had $115,000 of notes payable to certain individuals. Both notes bear interest at a fixed rate of 15%, are unsecured and due within one year.


     NOTE 4 - SETTLEMENT PAYABLE:

               On December 29, 2000, the Company obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement
               of   $568,970  in   the  current  period  ended June 30, 2001.

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001





     NOTE 5 - SUBSEQUENT EVENTS:

               On July 1, 2001, the Company signed an agreement to purchase the assets and operations of a private company. This transaction will be completed in the third quarter of 2001.


     NOTE 6 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

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

         On January 11, 2001, the Company issued 13,448,660 shares of its common stock to Gateway Distributors, Inc. ("Gateway") in exchange for substantially all of the assets and operations of Gateway. As a result of this transaction, the Company is now a 73.7% owned subsidiary of Gateway.

         Results Of Operations

         The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

         Sales for the three months ended June 30, 2001 were $393,488, as compared to sales of $0 in the three months ended June 30, 2000. The increase resulted from the purchase of Gateway assets which included all revenue from current sales.

         Sales for the six months ended June 30, 2001 were $1,097,285, as compared to sales of $0 in the six months ended June 30, 2000. The increase resulted from the purchase of Gateway assets which included all revenue from current sales.

         Gross profit was $312,948 for the three months ended June 30, 2001, as compared to gross profit of $0 for the three months ended June 30, 2000. The increase in gross profit primarily resulted from sales of product and stock.

         Gross profit was $875,781 for the six months ended June 30, 2001, as compared to gross profit of $0 for the six months ended June 30, 2000. The increase in gross profit for the six month period ended June 30, 2001 as compared to the same period in 2000 primarily resulted from sales of product and stock.

         General, and administrative expenses were $616,455 for the three months ended on June 30, 2001 and $1,345 for the comparable period in 2000, an increase of $615,110. The increase in general and administrative expenses resulted from the purchase of assets of Gateway, which required the addition of these expenses to operate the Company.

         General, and administrative expenses were $1,316,033 for the six months ended on June 30, 2001 and$54,951 for the comparable period in 2000, an increase of $1,261,082. The primary reason for the increase was the purchase of assets of Gateway, which required the addition of these expenses to operate the Company.

         Operating loss was $303,507 during the three months ended on June 30, 2001, compared to an operating loss of $1,345 for the comparable three months in 2000. The Company's operating loss increased for the comparable three months ended June 30, 2001 because of a decrease in sales market in Japan and inventory write off for expired products as a result of consolidation of previously purchased companies.

         Operating loss was $440,252 during the six months ended on June 30, 2001, compared to an operating loss of $54,951 for the comparable six months in 2000. The Company's operating loss increased for the comparable six months ended June 30, 2001 because of a decrease in sales market in Japan and inventory write off for expired products as a result of consolidation of previously purchased companies.

         Liquidity and Capital Resources

         The Company had a net working capital surplus of $78,593 for the six months ended June 30, 2001, as compared to a net working capital deficit of $$629,260 as of December 31, 2000 (year-end). The increase in net working capital surplus is due to funding of a new software program, increase in inventory, and payments of past debt owed..

         Net stockholders' equity in the Company was $1,481,260 as of June 30, 2001, compared to a net stockholder's deficit of $629,260 as of December 31, 2000. The increase in net stockholder's equity is due to the transition costs related to the previous purchase of companies and software updates.

         Cash flows generated by operations were $197,005 for the six months ended June 30, 2001 as compared to cash flows used in operations of $47,182 for the comparable period in 2000.

         Cash flows used by investing activities were $922,897 for the six months ended June 30, 2001 and $0 for the six months ended June 30, 2000.

         Cash flows provided by financing activities were $831,702 for the six months ending June 30, 2001, as compared to $30,713 provided by financing activities for the comparable period in 2000.

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

         Capital Expenditures

         The Company made no material capital expenditures during the period covered by this report.

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

         On December 29, 2000, the plaintiff agreed to accept a cash settlement in the sum of $50,000 in complete settlement of the above judgment. On March 21, 2001, the settlement agreement was amended to allow the $50,000 to be paid in installments. The Company satisfied this debt prior to June 30, 2001.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 1, 2001, the Company issued 12,000 shares of its common stock to Richard Sellers. in consideration for cancellation of a debt in the amount of $12,302 pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to pay off a debt of the Company; (2) there was only one offeree who was issued stock for cancellation of a debt; (3) the offeree has not resold the stock but has continued to hold it since the date of issue;
          (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August 2001.




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

   * Incorporated by reference from previous filings of the Company, as noted.