Form 10QSB
period 2001-09-30
TRSG CORP
filed 2001-11-19
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


                                 (702) 399-4328
                           (Issuer's telephone number)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2001 was 24,420,397.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to TRSG Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 9 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                TRSG CORPORATION
                                    --------

                              FINANCIAL STATEMENTS
                                    ---------

                               SEPTEMBER 30, 2001

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

Financial Statements:

    Balance Sheet                                                    F-3

    Statement of Operations                                          F-4

    Statement of Changes in Stockholders' Equity (Deficit)           F-5

    Statement of Cash Flows                                        F-6 & 7

    Notes to Financial Statements                                 F-9 & 10

                                TRSG CORPORATION
                                  BALANCE SHEET



                                     ASSETS

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         2001               2000
                                                                   ---------------   -------------------
                                                                     (UNAUDITED)
         CURRENT ASSETS:
            Cash and cash equivalents                              $       25,637    $               -
            Accounts receivable:
               Trade                                                       88,744                    -
               Related party                                              763,716                    -
               Other                                                       35,367                    -
            Inventories                                                   531,712                    -
            Prepaid expenses                                               37,805                    -
                                                                   --------------   -------------------

                         Total current assets                           1,482,981                    -

         PROPERTY AND EQUIPMENT -                                         539,154                    -
            Less accumulated depreciation and amortization               (309,366)                   -
                                                                  ---------------   -------------------

                                                                          229,788                    -
         OTHER ASSETS:
            Goodwill, net of accumulated amortization
               of $132,218 and $-0-, respectively                       1,021,159                    -
            Deposits                                                       53,268                    -
                                                                  ---------------   -------------------

                                                                        1,074,427                    -




                                                                      $ 2,787,196   $                -
                                                                  ===============   ===================


    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                                 BALANCE SHEET

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                2001             2000
                                                                            ------------       ----------
                                                                             (UNAUDITED)
         CURRENT LIABILITIES:
            Notes payable                                                  $     90,000       $         -
            Deferred revenue                                                      8,313                 -
            Accounts payable-
               Trade                                                            697,241            10,290
            Settlement payable                                                        -           618,970
            Accrued expenses                                                    195,906                 -
                                                                            -----------        ----------

                   Total current liabilities                                  1,021,460           629,260

         LONG-TERM DEBT                                                          76,761                 -

         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value
               Authorized - 5,000,000 shares
               No shares issued and outstanding                                 -                     -
            Common stock, - $.001 par value
               Authorized - 200,000,000 shares
               Issued and outstanding -
                   19,208,992  and 2,368,988 shares
                   at September 30, 2001 and
                   December 31, 2000, respectively                               27,770             2,369
            Additional paid-in capital                                        2,801,099           200,975
            Accumulated deficit                                              (1,139,894)         (832,604)
                                                                            -----------        ----------

            Total stockholders' equity (deficit)                              1,688,975          (629,260)
                                                                            -----------        ----------

            Total liabilities and Stockholders equity (deficit)             $ 2,787,196        $       -
                                                                            ===========        ==========




    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                      THREE MONTHS ENDED NINE MONTHS ENDED
                           SEPTEMBER 30, SEPTEMBER 30,
                                            2001             2000               2001               2000
                                       -------------   ----------------    --------------   -----------------
         SALES                         $     584,114   $            -      $    1,681,399   $           -

         COST OF SALES                       186,772                -             408,276               -
                                       -------------   ----------------    --------------   -----------------

         GROSS PROFIT                        397,342                -           1,273,123           -

         SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES         (812,478)               -          (2,128,511)             54,951
                                       -------------   ----------------    --------------   -----------------

         LOSS FROM OPERATIONS               (415,136)               -            (855,388)            (54,951)

         OTHER INCOME (EXPENSE):
            Interest expense                  (6,045)               -             (28,422)            (29,807)
            Gain on settlement                     -                -             568,970                   -
            Other                                505                -               7,550                   -
                                       -------------   ----------------    --------------   -----------------

                                              (5,540)               -             548,098             (29,807)
                                       -------------   ----------------    --------------   -----------------

                 NET LOSS              $    (420,676)  $            -            (307,290)  $         (84,758)
                                       =============   ===============     ==============   =================

         BASIC LOSS PER SHARE    $             (0,20)  $            -      $        (0.20)  $           (0.20)
                                       =============   ===============     ==============   =================

         WEIGHTED AVERAGE
            SHARES OUTSTANDING            18,693,638          463,305          17,317,285           3,463,305
                                       =============   ===============     ==============   =================

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)








                      NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                            ADDITIONAL
                                      COMMON                                 PAID-IN          ACCUMULATED
                                      SHARES             AMOUNT              CAPITAL            DEFICIT            TOTAL
                               ----------------       ------------       --------------       ------------   --------------
BALANCE -January 1, 2001            2,368,988   $           2,369        $     200,975      $    (832,604)    $   (629,260 )

Stock issued for cash               2,026,684               8,909            1,189,683              -            1,198,592

Stock issued for services           1,239,660               1,793               96,009              -               97,802

Stock issued for acquisition       13,548,660              14,449            1,289,682              -            1,304,131

Stock issued for debt conversion       25,000                 250               24,750              -               25,000

Net loss                                -                     -                   -              (307,290)        (307,290)
                               ----------------       ------------       --------------       ------------   --------------

BALANCE - September 30, 2001       19,208,992    $         27,770         $  2,801,099       $ (1,139,894)     $ 1,688,975
                               ================       ============       ==============       ============   ==============


    The accompanying notes are an integral part of the financial statements.



                                TRSG CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                                        NINE MONTHS ENDED
                                                                                ---------------------------------
                                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                                      2001             2000
                                                                                ---------------   ---------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
                        Net loss                                                 $     (307,290)  $       (84,758)
            Adjustments to reconcile net loss
               to net cash to operating activities:
                 Depreciation and amortization                                           97,479                -
                 Stock issued for services                                               97,802                -
            Changes in operating assets and liabilities
              which increase (decrease) cash flow:
                 Accounts receivable                                                    (49,425)           (3,750)
                 Inventories                                                            (79,800)               -
                 Prepaid expenses                                                       115,773                -
                 Accounts payable                                                        31,139           41,326
                 Accrued expenses                                                       195,068                -
                 Deferred revenue                                                      (254,771)               -
                                                                                ---------------   ---------------

              Net cash to operating activities                                         (154,025)         (47,182)

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                        (54,571)                -
            Purchase of TRSG Corporation                                               (350,000)                -
            Purchase of A & A Medical Supply Co.                                        (50,000)                -
            Advances to related party                                                  (763,716)                -
            Cash received in acquisition                                                  2,246                 -
            Other                                                                         5,350                 -
                                                                                ---------------   ---------------

                 Net cash to investing activities                                    (1,210,691)                -

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of stock                                           1,198,592           30,713
            Proceeds from issuance of debt                                              191,761                 -
                                                                                ---------------   ---------------

               Net cash from financing activities 1,390,353 30,713
                                                                                ---------------   ---------------

         NET INCREASE (DECREASE)
             IN CASH EQUIVALENTS                                                         25,637          (16,469)

         CASH AND CASH EQUIVALENTS:
            BALANCE - beginning of period                                                    -            16,471
                                                                                ---------------   ---------------

            BALANCE - end of period                                             $        25,637   $            2
                                                                                ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)






                             SUPPLEMENTAL DISCLOSURE


                                                      NINE MONTHS ENDED
                                                ----------------------------
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    2001             2000
                                                ------------     -----------

CASH PAID FOR INTEREST                          $     26,734     $     -
                                                ============     ===========

CASH PAID FOR TAXES                             $         -      $     -
                                                ============     ===========


   NONCASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR ACQUISITION                      $1,304,131     $   -
                                                ============     ===========

NOTES CONVERTED TO COMMON STOCK                 $     25,000
                                                ============

STOCK ISSUED FOR SERVICES                       $     97,802
                                                ============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The balance sheet as of September 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the whole year.

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

     NOTE 3 - NOTES PAYABLE:

               At September 30, 2001, the Company had $90,000 of notes payable to certain individuals. Both notes bear interest at a fixed rate of 15%, are unsecured and due within one year.

     NOTE 4 - SETTLEMENT PAYABLE:

               On December 29, 2000, the Company obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 in the period ended June 30, 2001.

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001



     NOTE 5 - BUSINESS COMBINATION:

               On July 1, 2001, the Company acquired certain assets and assumed certain liabilities of A & A Medical Supply Co. in exchange for 100,000 shares of stock and $50,000 in cash. Operating results have been included in the Company's statement of operations from the date of acquisition.


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



    The accompanying notes are an integral part of the financial statements.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

         General

         As used herein the term "Company" refers to TRSG Corporation., a Delaware corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988.

         On January 11, 2001, the Company issued 13,448,660 shares of its common stock to Gateway Distributors, Inc. ("Gateway") in exchange for substantially all of the assets and operations of Gateway. As a result of this transaction, the Company is now a majority owned subsidiary of Gateway.

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

         The Company believes that through special blends, whole foods such as grains and vegetables can be combined to help produce optimum health. Recent studies reveal that prevention through health maintenance is a key to enjoying a healthy lifestyle. However, health challenges today are at an all- time high. The need for proper nutrition has never been greater. The Company markets whole food products based on the proposition that pure, natural, unprocessed, unpreserved, unsprayed, simple, organic foods provide whole food nutrition. The Company believes that whole food nutrition is the key, the answer, and the solution to creating a long healthy life. The health care products that the Company sells are intended to provide nutritional supplementation to the product's users. The products are not intended to diagnose, treat, cure or prevent any disease.

         On July 1, 2001, the Company entered into an agreement with A & A Medical Supply. A & A is a wholly owned subsidiary of the Company and handles sales of over 5,000 different medical supplies and nutritional products to medical professional, clinics, and hospitals. The agreement between the corporations provides for the introduction of the Company's product line to A & A customers. This agreement is being implemented as quickly as possible and results are not expected to be fully realized until early 2002.

         In October subsequent to the end of this quarter, the Company entered into the marketplace for the sale of hand-held, low-cost devices used to detect the presence of biological agents. The Company has no exclusive distribution or marketing rights at this time. Within the first seven days of marketing of these devices orders were taken for over 15,000 units at a retail price of $49.99 per unit. The Company's original supplier, Mobility Solutions, failed to comply with its contract and legal action was filed by the Company (see Legal Proceedings). Alternate sources for supplies of product have been arranged and orders are being filled on a first ordered first supplied basis.

         This new product line utilizes UV-A waves or waves in the 320 to 380 nm range, commonly referred to as black light or wood's light, this light has been determined to not cause sunburn to human skin though the use of eye protection during use is recommended. The products are for detection purposes only and not intended as a treatment or cure for any specific disease.

         Ongoing research is being conducted to verify the product's effectiveness in identifying the presence of a wide range of biological agents. Independent research laboratories are conducting the research to specify those biological agents and contaminants that the product will disclose the presence of and in some cases provide information as to the nature or type of contamination that is present.

         Results Of Operations

         The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

         Sales for the three months ended September 30, 2001, were $584,114 , as compared to sales of $0 in the three months ended September 30, 2000. The increase resulted from the purchase of Gateway assets which included all revenue from current sales.

         Sales for the nine months ended September 30, 2001, were $ 1,681,399 as compared to sales of $0 in the nine months ended September 30, 2000. The increase resulted from the purchase of Gateway assets which included all revenue from current sales.

         Gross profit was $397,342 for the three months ended September 30, 2001, as compared to gross profit of $0 for the three months ended September 30, 2000. The increase in gross profit primarily resulted from sales of the Company's product.

         Gross profit was $1,273,123 for the nine months ended September 30, 2001, as compared to gross profit of $0 for the nine months ended September 30, 2000. The increase in gross profit for the nine month period ended September 30, 2001 as compared to the same period in 2000 primarily resulted from sales of the company's products.

         General, and administrative expenses were $812,478 for the three months ended on September 30, 2001 and $0 for the comparable period in 2000, an increase of $812,478. The increase in general and administrative expenses resulted from the purchase of assets of Gateway, which required the addition of these expenses to operate the Company.

         General, and administrative expenses were $2,128,511 for the nine months ended on September 30, 2001, and $54,951 for the comparable period in 2000, an increase of $2,073,560. The primary reason for the increase was the purchase of assets of Gateway, which required the addition of these expenses to operate the Company.

         Operating loss was $415,136 during the three months ended on September 30, 2001, compared to an operating loss of $0 for the comparable three months in 2000. The Company's operating loss increased for the comparable three months ended September 30, 2001 because of a decrease in sales market in Japan and inventory write off for expired products as a result of consolidation of previously purchased companies.

         Operating loss was $855,388 during the nine months ended on September 30, 2001, compared to an operating loss of $54,951 for the comparable nine months in 2000. The Company's operating loss increased for the comparable nine months ended September 30, 2001 because of a decrease in sales market in Japan and inventory write off for expired products as a result of consolidation of previously purchased companies.

         Liquidity and Capital Resources

         The Company had a net working capital surplus of $461,521 for the nine months ended September 30, 2001, as compared to a net working capital deficit of $629,260 as of December 31, 2000 (year-end). The increase in net working capital is due to acquisition of assets and inventories to offset current liabilities in addition to settlement of debt owed by the Comapny.

         Net stockholders' equity in the Company was $ 1,688,975 as of September 30, 2001, compared to a net stockholder's deficit of $629,260 as of December 31, 2000. The increase in net stockholder's equity is due to the settlement of debts owed by the Company and acquisition of the Gateway and A & A Medical assets.

         Cash flows used by operations were $(154,025) for the nine months ended September 30, 2001 as compared to cash flows used in operations of $(47,182) for the comparable period in 2000.

         Cash flows used by investing activities were $ 1,210,691 for the nine months ended September 30, 2001 and $ 0 for the nine months ended September 30, 2000.

         Cash flows provided by financing activities were $ 1,390,353 for the nine months ending September 30, 2001, as compared to $30,713 provided by financing activities for the comparable period in 2000.

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

         Capital Expenditures

         Approximately $40,000 in capital expenditures were made by A & A Medical during the quarter for acquisitions of equipment. No other material capital expenditures were made during the period covered by this report.

         Income Tax Expense (Benefit)

         The Company's income tax benefits may be limited to the losses sustained since January 12, 2001 due to the change of management.

                           PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         TRSG Corporation vs. Joe Schulman and Mobility Solutions. On or about October 31, 2001 a cause of actions was filed by the Company against Joe Schulman and Mobility Solutions, in the Superior Court of New Jersey, Chancery Division, Equity/Probate Part, Ocean County and assigned Docket No. C-254-01. The cause of actions seeks to enforce the companies rights in an agreement with the defendants to market various hand held devices for the detection of biological contaminants. The case has been ordered to mediation by the court, the parties have met in mediation once and continue to work on the issues separating them. A status hearing before the court has been set for November 29, 2001.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On or about August 20, 2001 the Company entered into an agreement with Brighton Opportunity Fund L.P.. The agreement with Brighton, effective as of September 26, 2001 provides for Brighton to purchase for $150,000, 459,000 shares of the Company's common stock, 357,000 of those share to bear a restrictive legend pursuant to Rule 144 and the balance of the shares 102,000, to be free of restrictive legend, provided by a non-affiliate shareholder. This transaction was taken pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to pay off a debt of the Company; (2) there was only one offeree who was issued stock for cancellation of a debt; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock;
         (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On the 24th day of October, 2001, the Company signed a Consultant Agreement with Dr. Betty Kamen. Dr. Kamen has been retained by the Company to help the Company in attaining all information related to selling nutritional products and regulation thereof. In exchange for her services in that activity for a twelve month period the Company has agreed to compensate her by delivery of 25,000 shares of the Company's common stock pursuant to the S-8 Benefit Plan of the Company and delivery of 75,000 shares of restricted shares of the common stock of the Company. This transaction was taken pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to pay off a debt of the Company; (2) there was only one offeree who was issued stock for cancellation of a debt; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         ITEM 5.  OTHER INFORMATION


         Subsequent Events

         On the 29th day of October, 2001 the Board of Directors of the Company authorized the issuance of a total of 250,000 shares of common stock to 8 named individuals pursuant to the S-8 Registration Statement of the Company, all shares were issued for services provided by those named individuals.

         Subsequent to the end of the quarter the Company signed a Cooperation Agreement with Advantage Associates, Inc. a Washington D.C. corporation. In exchange for the payment to Advantage of 100,000 S-8 shares of the Company's common stock and a fee of $0.50 for each sale of a V-Scan device Advantage has agreed to promote testing of the V-Scan device by federal agencies and related services.

         The Company has entered into contracts or is otherwise obligated to issue 902,000 shares of S-8 stock since the end of the quarter on September 30, 2001. All such agreements were for the payment of personal services provided by the recipients to the Company.

         ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2001.




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