Form 10KSB
period 2001-12-31
TRSG CORP
filed 2002-04-16
CIK 839430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 33-24108D

                                TRSG Corporation
                                ----------------
                 (Name of Small Business Issuer in Its Charter)


              Delaware                                 87-045382
             ----------                               -----------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)

           3095 East Patrick Lane, Suite 1, Las Vegas, Nevada  89120
           ---------------------------------------------------------
          (Address of Principal Executive Offices)         (Zip Code)

                                 (702) 938-9316
        ----------------------------------------------------------------
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

The issuer's total consolidated revenues for the year ended December 31, 2001, were $2,395,910

The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates was approximately $2,997,256 based on the average closing bid and asked prices for the Common Stock on April 12, 2002.

On April 12, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 46,693,731.

                                TABLE OF CONTENTS

                                                                          PAGE

                                     PART I


Item 1.  Description of Business.............................................1

Item 2.  Description of Property............................................16

Item 3.  Legal Proceedings..................................................16

Item 4.  Submission of Matters to a Vote of Security-Holders............... 16


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........16

Item 6.  Management's Discussion and Analysis or Plan of Operation..........18

Item 7.  Financial Statements...............................................18

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................19

                                    PART III

Item 9.  Directors and Executive Officers...................................20

Item 10  Executive Compensation.............................................20

Item 11  Security Ownership of Certain Beneficial Owners and Management.....21

Item 12  Certain Relationships and Related Transactions.....................22

Item 13  Exhibits, List and Reports on Form 8-K.............................22

Signatures .................................................................23

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS


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


Acquisition of a Business

On October 12, 2000, the Company entered into an Acquisition Agreement ("Agreement") with Gateway Distributors, Ltd., a Nevada Corporation ("Gateway") wherein the Company agreed to acquire the bulk of Gateway's assets and its operating business, in exchange for shares of the Company's stock equaling approximately 78% of the issued and outstanding shares of the Company.

The Closing of the Agreement occurred on January 10, 2001. (See Form 8-K filed by the Company on January 12, 2001 and the amendment thereto which contains pro-forma financial statements, filed March 28, 2001.)


Business of the Issuer

The Company does business as "The Right Solution," that sells whole food nutrition and dietary supplements throughout North America and Japan. The Company believes that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

The Company's products are marketed through a network marketing system. Network marketing enables the Company's independent distributors in the United States to earn profits by selling Company products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where the Company operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use the Company's products themselves. The Company's network marketing system appeals to a broad cross- section of people throughout the world, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full- time employment.

The Company acquired all of the business and existing networking distribution operations of The Right Solution from its parent, Gateway Distributors, Ltd., in January of 2001.


Growth Strategy

The Company plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

Expansion of Product Offerings and Development of New Product Lines. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During the past year the Company discontinued slow selling duplicated products and has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins;
2) feeding the body on a cellular level; and living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its whole food products will continue to grow as the awareness increases.

Mergers and Acquisitions. The Company's business plan for 2002 includes growth through mergers and acquisitions. On July 1, 2001 TRSG purchased A & A Medical Supply Company and Apgood & Associates, Inc. located at 975 East Wood Oak Lane (5400 South), Salt Lake City, Utah, 84117. This gave the Company the ability to have access to over 8,500 health professionals and the opportunity to offer its nutritional line of products to the medical profession.

The Company intends to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, but are struggling with growth due to lack of financing. The Company's strategy is to target companies that are in trouble financially, lacking product inventories, but which have active distributors and sales. Potential companies must be compatible to the Company's marketing system and must merge into the Company's compensation plan.

Expansion Into New Markets. The opening of new markets is an important component of the Company's business strategy. The Company believes there are numerous additional markets in which its network marketing system and products may prove successful. The Company evaluates new markets based, in part, on the Company's ability to create a distributor base in the potential markets. In determining when and where to open new markets, the Company will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth. Although the Company intends to expand into new markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of the Company's operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems, and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. The Company is informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

Enhancement of Sales and Motivational Training. The Company will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. The Company will also hold regional meetings throughout the United States.


Products and Services

The Company markets and distributes eighteen different nutritional and/or health products. The products, which the Company sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

The Company's products are:

Fulvic Factor - New product coming in the first quarter of 2002. Fulvic Factor is made from the raw material shilajit harvested from vertical cliff sides high in the Himalayan mountain range. The Himalayan mountains were formed from the collision of the sub Asian and Indian continents about 30-50 million years ago. During the collision, dense vegetation, literally entire rain forests, were trapped under millions of tons of pressure, which slowly changed this lush vegetation into a rich bioactive material, which is perhaps, the rarest nutrient rich substance found on earth. Ancient in origin and pure beyond measure, shilajit has never been exposed to harmful fertilizer, pesticide, herbicide or pollution. For centuries it has been known as the "Destroyer of Weakness", Builder of Strength - a natural rejuvenator.
Ingredients: Shilajit (50% Fulvic Acid content), 5-HTP, and Alfalfa.

Current products

Body Gard with Lactoferrin - a unique formulation of Colostrum, Echinacea and Lactoferrin. Lactoferrin is a naturally occurring protein derived from colostrum. Lactoferrin is involved in iron metabolism, an important mechanism used by animals and plants to moderate growth and control infections. Lactoferrin has been shown to be effective at supporting lymphocytes, the white blood cells directly involved in the destruction of bacteria, viruses and other infectious agents. Body Gard is also fortified with pure colostrum, containing a broad spectrum of immune factors presumed to provide natural protection against illness. The herb Echinacea, one of the most exciting therapeutic herbs available, is believed to boost the immune system. This combination of ingredients may build a stronger defense against infection by signaling more sophisticated components of the immune system to become active.
(30 tablets)
Ingredients: Lactoferrin, Colostrum, Echinacea, Dibasic Calcium Phosphate, Stearic Acid, Magnesium Silicate, Croscarmellose Sodium, Magnesium Stearate and Silicone Dioxide.

Femme -- Transitions happen at the blink of an eye. With specially formulated herbal products such as Femme, natural transitions are now made easier. Approximately 50% of all women are affected by symptoms of PMS or other menstrual problems. Fertility and menopausal complaints are also common in today's society. Femme addresses many of the discomforts associated with stress and hormonal imbalance with its all-natural combination of high-quality, concentrated herbs. Femme is a concentrated hormonal balancer that combines three of the most widely used herbs in the world for relief from menstrual, menopausal and fertility complaints. This powerful, soothing tonic helps to balance hormonal and cyclical patterns without the harsh side affects of prescription drugs. (2 oz. Bottle)
Ingredients: Chaste Tree Extract (berry), Dong Quai Extract (root), Wild Yam Extract (root), Uva Ursi Extract (leaf), Hops Extract (flower), Valarian Extract
(root), Grain Alcohol.

Lifetonic - is a delightful tasting herbal tonic formulated with 30 all-natural, unpasturized herbs used by natural healers for centuries to help energize, balance and rebuild the entire body and nervous system. Low in sodium and rich in active enzymes, potassium and many other vitamins and minerals, Lifetonic is the ideal nutritional aide to any weight loss program. All it takes is a one-ounce serving (1-tablespoon) per day. (16 oz)
Ingredients: Deionized Water, Glycerin, Potassium Citrate, Ascorbic Acid, Clayton's Herbal Formula, Sarsaparilla, Motherwort, Alfalfa Leaves, Aloe Vera, Celery Seed, Damiana Leaves, Garlic Powder, Lo Han Gua, Saw Palmetto Berries, Sheppard's Purse, Echinacea, Red Root, Chamomile Flowers, Kelp, Thyme, Burdock Root, Anise Seed, Dandelion, Peppermint Leaves, Slippery Elm, Cascara Sagrada, Fenugreek, Passion Flowers, Chickweed, Yellow Dock, Rosemary, Licorice, Horehound Root, Seneca Root, Gentian Root, Sodium Chlorophyllin, with Potassium Sorbate and Sodium Benzoate as preservatives.

Master Formula - is scientifically formulated with whole, minimally processed, organically grown amaranth, brown rice, spirulina, flaxseed, and millet. These whole foods are nutritionally balanced together, without protein isolates, making Master Formula one of the most nutritionally dense, mass produced whole food products in the world! Special herbs and natural supplements have been added to feed select glands and organs that are constantly under attack by today's polluted environment. Each 21- gram serving provides 72 calories. The fat is from flax, and there is no hydroginization. There is zero cholesterol. Each serving contains 3 grams of fiber. There are no added preservatives, starches, sugars, colors, or protein isolates! Master Formula powder is available in bulk or encapsulated form. (Canister 1 lb. 5 oz. Capsules 180)
Ingredients: Amaranth Powder (organic), Brown Rice Flour (organic), Spirulina, Flaxseed Meal (organic), Millet Powder (organic), Chicory Extract, Lecithin Powder, Licorice Root Powder, Acerola Cherry Powder, Ascorbic Acid Powder (Vit.
C), Horsetail Powder/Shavegrass Herb Powder, Wheat Germ Powder, Papaya Powder, Carrot Powder, Broccoli Powder (freeze dried), Lemon Extract, Spinach Powder, Pineapple Extract, Lactobacillus Acidophilus, Milk Thistle Extract Powder.

Master Formula Cleansing Bar - Also helpful for reducing detoxification symptoms to the skin, Master Formula Cleansing Bar features a soothing and stimulating blend of ingredients that promote healing. It includes Master Formula in vegetable glycerin soap enhanced with safflower, amaranth and peppermint oils. (4.75 oz bar)
Ingredients: Glycerin Soap, Master Formula Powder, Vegetable Glycerin, Amaranth Oil, Peppermint Oil, Natural Color, and Natural Fragrance.

Natural Immunity - Strengthen your immune system naturally with the most potent source of Echinacea available. Echinacea is one of the world's most highly respected herbs, recognized for its ability to protect against infection by neutralizing hyaluronidase, the tissue-dissolving enzyme produced by many germs. Natural Immunity is highly concentrated, using only wildcrafted, organically grown herbs to stimulate and strengthen your immune system, support tissues from assault by invading microorganisms, increase T-Cell production and fight infection. Turn to Natural Immunity as an immune booster when you are sick or for maintenance to protect against future illnesses. You may never catch another cold! (2 oz. Bottle)
Ingredients: Echinacea Angustifolia Root, Echinacea Purpurea Seeds and Flower, Siberian Ginseng Root.

New Life Corrective "A" - This stimulating formula provides quick relief from constipation, while cleansing and healing the entire gastrointestinal system. Formula A strengthens the colon and stimulates peristalsis, the muscular movement that moves fecal matter through the intestines. Includes a unique blend of Curacao and Cape Aloe - two forms of aloe regarded for their ability to strengthen and normalize peristalsis while supporting healthy bowel elimination. New Life Corrective "A" also contains the healing herbs Senna and Cascara Sagrada, both rich in anthroquinones and proven to help normalize bowel function. (90 capsules)
Ingredients: Each capsule contains a proprietary blend (535mg.) of: Aloe Vera, Cascara Sagrada, Senna Leaf, Barberry Root, Ginger Root, Garlic, Cayenne, Fennel Seed, Sylox, Magnesium Stearate.

New Life Detoxifier "B" New Life Formula B - aids in the removal of old waste and fecal matter caused by diverticulosis. Formula B contains flaxseeds, (rich in Omega-3 and Omega-6 fatty acids), Bentonite clay, (removes up to 40 times its weight in fecal matter), and fruit pectin (removes dangerous materials such as mercury, cadmium, lead and other heavy metals.) Formula B also provides activated Charcoal (absorbs fats, toxins and other harmful agents in the bowel), and herbs that gently lubricate and promote normal bowel function. (1/2 lb. canister)
Ingredients: Each scoop (7.09 gm) contains a proprietary blend of: Apple Fruit Pectin, Bentonite Clay, Flax Seed, Slippery Elm Bark, Marshmallow Root, Fennel Seed, Activated Willow Charcoal, Licorice Root.

New Life Maintenance "C" - used on a daily basis, helps to naturally restore and maintain regularity. Formula C is rich in fibers and gums designed to assure soft, easy bowel movements for healthy elimination, It also provides maintenance doses of Paratol, a proprietary mineral complex that helps control parasite and Candida infestations. (1 lb. Canister)
Ingredients: Each scoop (14.2 gm) contains a proprietary blend of: Psyllium Seed/Husk, Oat Bran, Rice Bran, Apple Pectin, Carob Bean, Peppermint Leaf, Guar Gum, Licorice Root, Alfalfa Grass, Barley Grass, Flax Seed, Ginger Root, Acacia Gum, Fig Fruit, Papian, Black Walnut Leaf, Barberry Root Bark, Senna Leaf, Garlic Bulb.

Penta Concentrate - In China, Penta Tea, known as Jaogulan or JGL, has been consumed as a vegetable and a tea for many centuries. No other single herb has been researched so thoroughly in China as Penta. According to recent studies, Penta lowers cholesterol levels and may also have beneficial effects on vascular walls. Penta lowers blood pressure, protects the heart muscle from ischemia, strengthens the immunological functions of the body, and reduces blood clotting. This `food enhanced' herb is safe for long-term, continuous use.
Ingredients: Gynostemma Pentaphyllum (Penta).

Rose Tea - The kidneys filter blood and remove toxins and metabolic byproducts from the body. Every minute of the day, one-fourth of your blood supply is filtered through the kidneys, totaling over 3,400 quarts being filtered every twenty-four hours! Although small enough to fit in the palm of your hand, your kidneys are composed of two million microscopic filters called nephrons, whose job is to absorb, needed nutrients and eliminate toxins from the body. Rose Tea supports the natural filtering power of the kidneys. This natural blend of 10 healing herbs, including Dandelion, Violet Leaves, Honeysuckle and Marigold, can also help relieve body aches associated with detoxification symptoms.
Ingredients: Dandelion Leaf, Violet Leaf, Cleavers, Honey Suckle Flower, Horsetail, Marigold, Nettles Leaf, Panax Ginseng, Rosehips Fruit, Sage Rubbed.

SuperFood - is literally an organic garden at your fingertips -- a rich combination of whole foods harvested from some of the most pristine organic farms in the world. SuperFood formula blends 12 of the most nutritious fruits and vegetables on the planet into a nutritional rainbow to form the foundation of your health and weight-loss program. SuperFood provides the vitamins and minerals your body has been starving for. Wholesome for all ages, after just one serving of SuperFood your body will immediately begin to feel more alive and energetic as it replenishes the stores of nutrients that a steady diet of processed foods depletes. Each serving provides protein, vegetable fiber, vitamins, minerals, folic acid, amino acids and more. This is a 100% organically grown ultra low fat formula. (382.7 gram Canister)
Ingredients: Spirulina Blue-Green Algae, Chlorella, Alfalfa Grass, Barley Grass, Wheat Grass, Purple Dulse Seaweed, Beet Root, Spinach Leaf, Rose Hips, Orange Peel and Lemon Peel, in a base of NON- Active Saccharomces Cerevisae Nutritional Yeast.

Trim Easy Plus - will help you safely lose weight without making any major change in your current lifestyle. Trim Easy Plus uses `natural botanicals' and `natural activators' to promote healthy weight-loss in an effective, yet safe manner. The primary effect of these products is to accelerate the rate at which your body metabolizes fat in a process is known as "thermogenesis". In this way, Trim Easy Plus not only decreases your appetite, but also allows your body to burn fat at an accelerated rate. (225 capsules)

Vita-Greens - all-natural "super green food" is an organic blend of leafy greens and sea vegetables formulated to increase energy and stamina, while acting as a powerful immune system builder in the fight against sickness and disease. This breakthrough formulation provides all the vitamins, minerals, enzymes, trace minerals, antioxidants and essential amino acids required for balanced nutrition. Vita-Greens works synergistically to promote the body's ability to regulate internal cravings while enhancing your success with the 40-30-30 system. This optimal, all-organic green drink delivers the live enzymes and whole foods your body requires to operate optimally! (8.80 oz.)
Ingredients: Green organic gluten-free grasses, Organic wheat grass, Organic barley grass, Organic alfalfa grass, Organic oat grass juice, Blue-green and sea algae, Spirulina (Organic Hawaiian), Chlorella (cracked-cell), Cabbage, Broccoli, Dandelion Greens, Broccoli Sprouts, FOS, Rice Bran Soluables, Aloe Vera, Atlantic Sea kelp, Sea Dulce, Sea Vegetable blend, Containing Wakame, Sea Lettuce, Grapestone, Sea Palm Fronds.

Ymotion - Supplemental progesterone has been shown to confer a host of benefits, including balancing hormone levels, boosting immune function, restoring libido, increasing bone density and reducing the risk for developing osteoporosis for both men and women. Ymotion provides progesterone in combination with Wild Yam Extract and select natural herbs. These all-natural ingredients have the potential to help relieve symptoms of PMS and menopause, including irritability, hot flashes, water retention, fatigue and mood swings. These ingredients have also been shown to help protect against the development of breast cancer, fibrocysts and endometriosis, while supporting thyroid hormone actions, normalizing blood sugar levels and helping the body utilize stored fat for energy production.
Ymotion contains no artificial coloring or fragrances. The faint aroma and delicate peach coloring are due to the concentration of wild yam extract. The ingredients act synergistically to achieve metabolic balance and are recognized as excellent skin moisturizers. (2 fl. oz.)
Ingredients: Wild Yam Extract in a skin moisturizing cream; specifically, Water (de-ionized), Glyceryl Stearate (and) PEG-100 Stearate, Wild Yam Extract, Aloe Vera Gel, Glycerin, Stearic Acid, Safflower Oil, Almond Oil, Triethanolamine, Diazolidinyl Urea, Carbomer, Dimethicone, Jojoba Oil, Avocado Oil, Tocopheryl Acetate (Vitamin E), Chamomile Extract, Burdock Root Extract, Black Cohosh Root Extract, Siberian Ginseng Extract, Progesterone, Methylparaben, Sodium EDTA and Propylparaben.


Services

Product Return Policy for Retail Customers. The Company has a 100% money-back guarantee on all of its products for retail customers. It is the responsibility of each Team Member to refund the purchase price to any unsatisfied customer. The customer's request must be made within 30 days of the date of the product purchase to be valid. If the product was used, the empty or partially filled container must be returned to the Company. Upon receipt of the container and a copy of the customer's retail sales receipt with their name, address and telephone number, the Company will promptly send a replacement to the Team Member. The Company does not make cash refunds. The Company's product return policy for retail customers has been approved by the Direct Selling Association (the "DSA"), a national industry trade organization of network marketing companies whose objective is to provide aid, support and guidance to the network marketing industry.

Product Return Policy for Team Members. A Team Member who is dissatisfied with a product may request a refund or credit within 30 days of the date of the product's purchase. Full, partially full, and empty bottles are eligible for refund. However, only one partially filled or empty container per individual product will be honored. Unused products purchased during this same period are eligible for refund if they are in the original packaging, factory sealed, and in resalable condition. Shipping expenses are not eligible for refund. The Company's product return policy for Team Members has been approved by the DSA.

Product Market. The nutritional supplement industry is growing and management believes it is due primarily to heightened public awareness of the positive effects of vitamins and other nutritional supplements. Many individuals are now using nutritional supplements as a means of preventive health care. Retail sales of nutritional supplements increased from approximately $3.5 billion in 1991 to approximately $4.2 billion in 1993, as reported by The Overview of Nutritional Supplement Market prepared by the Council for Responsible Nutrition. Furthermore, industry trade sources estimated that worldwide sales of nutritional supplements were $4.7 billion in 1994 and $5.3 billion in 1995, respectively.


Distribution and Marketing

The Company's products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from the Company for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of its distributors work on a part-time basis. The Company believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

Within the United States, distributors may earn profits by purchasing the Company's products at wholesale prices (which are discounted 40% from suggested retail prices) and selling the Company's products to customers at suggested retail prices. All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their entire downline. There is no limit on the number of downline levels from which a distributor can generate commissions.

To become a distributor, a person must be sponsored by an existing distributor, pay an annual fee (which is currently $15.00), and be placed into a Tracking

Center, which is a point from which the Company "tracks" the sales volume of the distributor and the sales volume of a distributor's downline organization. Each distributor has three legs in their organization and commissions are based on volume requirements for these three legs. The strongest performing leg is the 1st leg, the second strongest is the 2nd leg and all other legs make up the third leg. In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 to $150 depending on total volume of the Company's products every twenty-eight (28) days. All distributors are allowed to participate in the Company's growth by sponsoring new distributors.

The Company computes the wholesale volumes purchased by at the close of each business day during the monthly. Commissions are paid monthly base on the qualifying level.

Additional bonus money can be earned through the Right Start Program. A distributor may sign up for an "Autoship Program" which helps protect distributors from losing qualification by automatically shipping them a qualifying order monthly. In addition, when a distributor signs up for the Autoship Program, the distributor becomes qualified to receive a bonus (the "Right Start Bonus") for each new personally sponsored distributor. The amount of the Right Start Bonus will be 50% of the new distributor's first order.

The Company maintains a computerized system for processing distributor orders and calculating distributor commission and bonus payments, which enables it to remit such payments to distributors monthly. The Company believes that prompt remittance of commission is vital to maintaining a motivated network of distributors and that its distributors' loyalty to the Company has been enhanced by the Company's history of consistently making commission and bonus payments on a scheduled basis.

Internet. The Company maintains a site on the World Wide Web at "www.rightsolution.com." The Company has enhanced the system to allow on-line ordering and volume checks by the distributors.

Marketing. Each distributor is responsible for sales of the Company's product within his or her downline. The Company relies on word of mouth and testimonials from previous or existing customers for its primary advertising. The Company has developed sales materials, which have been professionally prepared by a graphic designer and reviewed for DSA and regulatory compliance. These sales materials include product descriptions.

Sponsoring. The Company has established a system for the sponsoring of new distributors. The Company prepares communication and educational training materials for distributors to assist in the sponsoring of new distributors. The Company also engages in weekly conference calls with distributors and sends a newsletter, fax blast, and email blasts to its distributors. The Company has an established advisory board for assistance and consultation in connection with sponsoring matters.

Product Distribution. The Company's products are distributed to all markets from the Company's warehouse located in Las Vegas, Nevada.


Competition

The Company is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those, which market other types of products. Some of the Company's competitors are substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in sponsoring and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its bonus availability program, recognition and rewards program, and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Japan. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The Company expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that other companies will introduce additional competing products in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets. Many of the Company's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company attempts to differentiate itself from competitors by adhering to its "mission statement" which reads as follows:

"The Right Solution will distribute the finest life-enhancing products in the world. Through effective leadership, management and entrepreneurial marketing, we will provide an opportunity to our Team Members, customers and employees to earn a fair profit on their investment of time and money."


Product Manufacturing and Development

The Company anticipates continuing to expand its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's executives, staffs, consultants, and outside parties. In advance of introducing products into its markets, the Company consults its Medical Advisory Board, comprised of Ken Kroll, M.D., and FICS. , Betty Kamen, Ph.D., Dr. Michael Hartman and Jack Akers, M.D., Ph.D. for advice. In addition, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues.

All of the Company's products are provided by outside companies. The Company has agreements in place with all of its current manufactures that assure availability for it anticipated growth. The Company's ownership of product formulations and trademarks for substantially all of the Company's nutritional products gives the Company a great deal of protection from it competition.

The Company's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products for introduction into the Company's markets. Since 1998, the Company has significantly expanded its in-house product research and development and product formulation staff, which now consists of several employees of the Company, its Medical Advisory Board, and our manufacturers, who are increasingly involved in such activities.

The Company owns the proprietary rights to substantially all of its health and nutritional supplements' formulations and trademarks. The Company has formed several alliances with its manufacturers to assure, among other things, that products are organically grown and that inventory levels will remain constant.


Insurance

Although the Company does not engage in the manufacture of any of the products it markets and sells, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains a limited amount of product liability insurance, each of the Company's manufacturers provides additional insurance of at least two million dollars covering products, which the Company sells. There can, however, be no assurance that the Company will not be subject to claims in the future or that available insurance coverage will be adequate. A partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.


Trademarks

The Company has received federal trademark registration for THE RIGHT SOLUTION(R). The Company intends to continue to seek trademark protection for a number of the products and brand names under which the Company's products are marketed, where applicable. There can be no assurance that such protection will be obtained. The Company will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. The Company's product formulations are not protected by patents and are generally not patentable. The Company intends to obtain international trademarks, particularly Japanese trademarks, as the Company enters foreign markets. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. The Company considers its trademarks and trade names to be an important factor in its business.


Government Regulation

The Company is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products, (ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by distributors, for which the Company may be held responsible), (iii) the Company's network marketing system, (iv) transfer pricing and similar regulations that affect the personal import laws, and (v) taxation of distributors, which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records.


Products

The formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sale of the Company's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. The Company's activities are also regulated by various agencies of the states and localities. The FDA, in particular, regulates the formulation, manufacture, and labeling of foods and dietary supplements, such as those distributed by the Company. FDA regulations require manufacturers and distributors of certain products to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated, but are expected to be proposed. The Company does not anticipate that the promulgation of any GMP's for dietary supplements would have a material impact on the Company.

The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

The majority of the products marketed by the Company are classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in any of the Company's markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the Company. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover the following: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) pre-market notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, while the new labeling requirements became effective in March 1999. The Company was required to revise a substantial number of its product labels by the effective date. The cost to the Company of such revisions was approximately $30,000. In addition, the Company is required to continue its ongoing program of securing substantiation of its product performance claims and of notifying the FDA of certain types of performance claims made for its products.

In addition, in certain markets, including the United States, claims made with respect to dietary supplements or other products of the Company may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of the Company's products place those products within the scope of an FDA "over-the-counter" ("OTC") drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for some of the Company's products caused them to fall within the scope of OTC monographs, the Company would be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that the Company could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product. The Company's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in the Company's products.

As a marketer of food and dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine (found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations, or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death. The Company does not market either of its products containing Ma Huang (Trim Easy Trim Easy
Plus) with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well- being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

The Company is reviewing the possible impact of the FDA proposal, if it is finalized in its current form, it could have a material adverse affect upon the Company's continued marketing of either of its products containing Ma Huang. In response to the proposal, or to a final regulation which is substantially similar to the proposal, the Company may be required to (i) withdraw or reformulate its products with reduced ephedrine levels, or with a substitute for Ma Huang, (ii) re-label its products with different warnings or revised directions for use, and/or (iii) not make certain statements, possibly including weight loss, with respect to any of its products containing Ma Huang. Even in the absence of a FDA final regulation, the Company may elect to reformulate and/or re-label its products containing Ma Huang. While the Company believes that its products containing Ma Huang could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

Some of the products marketed by the Company are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in the product.

The FTC, which exercises jurisdiction over the advertising of all the Company's products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by the Company. While the Company has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of the Company, to increased surveillance to ensure compliance with the principles set forth in the guide.

Through its manuals, seminars, and other training materials and programs, the Company attempts to educate its distributors as to the scope of permissible and impermissible activities in each market. The Company also investigates allegations of distributor misconduct. However, the Company's distributors are independent contractors, and the Company is not able to directly monitor all distributor activities. As a consequence, there can be no assurance that the Company's distributors will comply with applicable regulations. Misconduct by distributors could have a material adverse effect on the Company in a particular market or in general.

In markets outside the United States, including Japan, prior to commencing operations or marketing its products, the Company may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of the Company's products for the market or may be unavailable with respect to certain products or product ingredients. The Company must also comply with local product labeling and packaging regulations that vary from country to country. To date, the Company has retained legal counsel in Japan to provide opinions as to the Company's compliance with applicable laws and regulations.

The Company is unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.


Network Marketing System

The Company's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn commissions on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, the Company obtains regulatory approval of its network marketing system or, where such approval is not required the favorable opinion of local counsel as to regulatory compliance. However, the Company remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have a material adverse effect on the Company in a particular market or in general.

The Company is also subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case. Further, it is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network-marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company. Among other things, such a determination could require the Company to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company, could have a material adverse effect on the Company.

Compliance Procedures

As indicated above, the Company, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state, and local laws and regulations in all its markets. In order to assist the Company in achieving and maintaining compliance with these numerous laws and regulations, the Company petitioned for membership in the DSA in 1996. The DSA is a national trade association of direct sellers whose commitment to ethical business practices and consumer service has resulted in its self-regulating Code of Ethics. Membership approval in this organization takes approximately one year as the DSA evaluates all of the petitioning company's manuals, forms, products, policies, and procedures for compliance to existing and forthcoming laws and regulations. The Company was accepted as a full-fledged member of the DSA in December of 1997 and continues to uphold the guidelines set forth by the DSA.

In 1996, the Company began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In its manuals, seminars and other training programs and materials, the Company emphasizes that distributors are prohibited from making therapeutic claims for the Company's products.

The Company's general policy regarding acceptance of distributor applications from individuals who do not reside in one of the Company's markets is to refuse to accept such individual's distributor application.

In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on the Company's operations in that market. The Company devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. The Company also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing, and distributing the Company's products and similar matters, as required by applicable regulations in each market. The Company, however, is unable to monitor its supervisors and distributors effectively to ensure that they refrain from distributing the Company's products in countries where the Company has not commenced operations, and the Company does not devote significant resources to such monitoring. In the event that the Company discovers distributor misconduct, it imposes disciplinary measures against the distributor ranging from probation to expulsion.

In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when the Company believes that it and its distributors are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which the Company is subject may be influenced by public attention directed at the Company, its products or its network marketing system, so that extensive adverse publicity about the Company, its products or its network marketing system may result in increased regulatory scrutiny.

It is an ongoing part of the Company's business to anticipate and respond to such new and changing regulations and make corresponding changes in the Company's operations to the extent practicable. However, while the Company devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that the Company would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that the Company's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect the Company in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on the Company in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in the Company's operations that would be necessitated to maintain compliance, such changes could result in the Company experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, the Company would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on the Company's business and results of operations either in the short or long term.


Employees

As of December 31, 2001, the Company had fifteen full-time employees. These numbers do not include the Company's distributors, who are independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. None of the Company's employees are members of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.


ITEM 2.       DESCRIPTION OF PROPERTY

The Company owns no real property. The Company relocated to 3095 East Patrick

Lane, Suite 1, Las Vegas Nevada 89120 in order to reduce its operating costs. We reduced the monthly rent from $15,000 to $8,000 and utilities by 40%. The Company currently allows its parent company Gateway to use shared office space and does not charge Gateway for rent.


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

On December 29, 2000, the plaintiff agreed to accept a cash settlement in the sum of $50,000 in complete settlement of the above judgment. On March 21, 2001, the settlement agreement was amended to allow the $50,000 to be paid in installments. Payment of all amounts due under the settlement agreement has been completed.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to shareholders of the Company during the last quarter of the fiscal year ended December 31, 2001.


                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Over The Counter Bulletin Board (OTC.BB) under the symbol "TSGO". (1)

The table below sets forth the high and low sales prices for the Company's Common Stock for each quarter of 2000, and 2001. The quotations below reflect inter-dealer prices, without retail mark-up, mark- down or commission and may not represent actual transactions:



               Quarter           High              Low
               -------           ----              ---
2000           First             $1.75             $0.7525
               Second            $0.625            $0.2188
               Third             $0.5312           $0.1875


--------

     (1) The Company, prior to changing its name to TRSG Corporation, traded under the symbol "PWAA" on the OTC BB.

               Fourth(2)         $8.75             $0.624
               Fourth            $1.25             $0.07
2002           First             $0.11             $0.02


Shareholders

As of April 12, 2002, there were 1,524 shareholders of record holding a total of 46,693,731 shares of common stock.

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


Recent Sales of Unregistered Securities

The company sold no unregistered securities withing the period covered by this report.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the Company's audited and unaudited financial statements, the notes thereto and the other financial data included elsewhere herein. This section includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

----------------------
     (2) Numbers for the fourth quarter of 2000 are adjusted to reflect a 1 for 20 reverse split which occurred effective November 16, 2000. In November of 2000, the Company changed its name to TRSG Corporation, and its trading symbol changed from "PWAA" to "TSGO."

Plan of Operations

The Company's plan of operation for the coming year discussed above, is to operate the business acquired from Gateway Distributors, Ltd. pursuant to the Agreement of October 12, 2000. The Company believes it has sufficient funds available to allow it to operate throughout the coming fiscal year without the need to raise additional capital. However, the Company cannot accurately predict whether, due to unforseen circumstances, additional capital will be needed to operate its business during the coming year. However, should additional capital be required, the Company anticipates that its shareholders, affiliates, and consultants will assist in efforts to raise additional funding to carry out the operation of its business through the 2002 fiscal year. However, there can be no assurance that this expectation will be fully realized.

The Company is not involved in any product research and development.

The Company has no present plans to purchase or sell any significant amount of plant or equipment.

As of December 31, 2001, the Company had fifteen full-time employees. These numbers do not include the Company's distributors, who are independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. None of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes. There are no current plans for any significant changes in the number of employees working for the Company.
ITEM 7.       FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2000, and 1999 are attached hereto as pages F-1 through F-15.

                                TRSG CORPORATION
                                    --------

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT
                                    ---------

                                DECEMBER 31, 2001

                                TRSG CORPORATION


                                  - CONTENTS -









                                                                   PAGE NUMBER

Independent Auditors' Report                                            1

Financial Statements:

    Balance Sheet                                                       2

    Statement of Operations                                             3

    Statement of Changes in Stockholders' Equity (Deficit)              4

    Statement of Cash Flows                                           5 & 6

    Notes to Financial Statements                                     7 - 12

                          Independent Auditors' Report


To the Board of Directors
TRSG Corporation


We have audited the accompanying balance sheet of TRSG CORPORATION as of December 31, 2001 and the related statements of operations, changes in stockholder's deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TRSG Corporation as of December 31, 2000 were audited by other auditors whose report dated April 6, 2001, expressed an unqualified opinion of these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in al material respects, the financial position of TRSG CORPORATION as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






PERRIN, FORDREE & COMPANY, P.C.
---------------------------------
Troy, Michigan
April 10, 2002

                                TRSG CORPORATION
                                  BALANCE SHEET




                                     ASSETS

                                                                             DECEMBER 31,
                                                                         2001             2000
                                                                    -------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents                                        $      12,096   $         -
   Accounts receivable:
      Trade                                                               128,280             -
      Related party                                                       891,957             -
      Other                                                                 1,500             -
   Inventories                                                            499,594             -
                                                                    -------------  ------------

            Total current assets                                        1,533,427

PROPERTY AND EQUIPMENT -                                                  547,603             -
   Less accumulated depreciation and amortization                        (332,687)            -
                                                                    -------------  ------------

                                                                          214,916             -

OTHER ASSETS:
   Goodwill, net of accumulated amortization
      of $156,107                                                       1,245,925             -
   Other                                                                   54,172             -
                                                                   --------------  ------------

                                                                        1,300,097             -


                                                                      $ 3,048,440   $         -
                                                                   ==============  ------------





    The accompanying notes are an integral part of the financial statements.

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                             DECEMBER 31,

                                                                        2001           2000
                                                                   --------------  ------------
CURRENT LIABILITIES:
   Current portion long term debt                                  $        4,213    $        -
   Notes payable                                                           90,000             -
   Accounts payable:
      Trade                                                               940,966        10,290
      Related                                                              69,751
      Commissions                                                         201,271             -
   Settlement payable                                                       -           618,970
   Accrued expenses                                                        93,263             -
                                                                    -------------   -----------

            Total current liabilities                                   1,399,464       629,260

LONG TERM DEBT                                                             18,348             -

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - $.001 par value
      Authorized - 5,000,000 shares
      No shares issued and outstanding
   Common stock, - $.001 par value Authorized - 200,000,000 shares, Issued and outstanding -
         24,822,731 and 2,368,988 shares
         at December 31, 2001 and
         2000, respectively                                                24,823         2,369
   Additional paid-in capital                                           3,437,660       200,975
   Accumulated deficit                                                 (1,831,855)     (832,604)
                                                                     ------------   -----------

                                                                        1,630,628      (629,260)
                                                                     ------------   -----------

                                                                      $ 3,048,440    $        -
                                                                      ===========    ==========


    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       2001            2000
                                                                   --------------  ------------

         SALES                                                       $  2,395,910    $        -

         COST OF SALES                                                    879,936             -
                                                                   --------------  ------------

         GROSS PROFIT                                                   1,515,974             -

         SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES                                     3,059,615       122,577
                                                                    -------------   -----------

         LOSS FROM OPERATIONS                                          (1,543,641)     (122,577)

         OTHER INCOME (EXPENSE):
            Interest expense                                              (37,451)      (44,904)
            Debt Elimination                                                    -       205,000
            Litigation settlement                                         581,841             -
                                                                     ------------    ----------

                                                                          544,390         160,046


         NET INCOME(LOSS)                                           $    (999,251)   $   37,519
                                                                    =============   ===========

         BASIC EARNINGS ( LOSS)
            PER SHARE                                               $        (.05)   $      .01
                                                                     ============   ===========

         WEIGHTED AVERAGE
            SHARES OUTSTANDING                                         17,812,935     3,130,235
                                                                     ============   ===========




    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000





                                                                                     ADDITIONAL
                                              COMMON                                  PAID-IN          ACCUMULATED
                                              SHARES                AMOUNT            CAPITAL            DEFICIT              TOTAL
                                       -------------         -------------         ------------        -----------        ---------

         BALANCE - January 31,1999         3,449,697         $       3,450          $    65,544        $  (870,123)     $  (801,129)

         Issuance of stock                   116,791                   117               60,874                  -           60,991

         Sale of subsidiary - Professional
            Wrestling Alliance            (1,257,500 )              (1,258)              42,442                  -           41,184

         Purchase and sale of Oasis
             Fields, LLC                      60,000                    60               32,115                  -           32,175

         Net income                                -                     -                    -             37,519           37,519
                                       -------------         -------------         ------------        -----------        ---------

         BALANCE - December 31, 2000       2,368,988                 2,369              200,975           (832,602)        (629,260)

         Stock issued to employees            13,250                    13                4,757                  -            4,770

         Stock issued for services         3,923,660                 3,924              208,668                  -          212,592

         Stock issued to investors         4,943,173                 4,943            1,505,063                  -        1,510,006

         Stock issued for acquisition     13,448,660                13,449            1,210,683                  -        1,224,132

         Stock issued for debt conversion     25,000                    25               24,975                  -           25,000

         Purchase of A & A Medical           100,000                   100              282,539                  -          282,639

         Net income                                -                     -                    -           (999,251)        (999,251)
                                       -------------         -------------         ------------        -----------        ---------

         BALANCE - December 31, 2001      24,822,731       $        24,823       $    3,437,660    $    (1,831,855)   $   1,630,628
                                       =============         =============         ============        ===========        =========



    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                          2001                     2000
                                                                                     ---------------          --------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                        $   (999,251)         $       37,519
            Adjustments to reconcile net income (loss)
               to net cash to operating activities:
                  Depreciation and amortization                                           144,688                       -
                  Stock issued for services                                               217,562                  68,166
                  Divestiture of Professional Wrestling Alliance, Inc.                                             41,184
                  Cash acquired from A & A Medical                                          1,737                       -
            Changes in operating assets and liabilities which increase
               (decrease) cash flow:
                  Accounts receivable                                                     (95,865)                      -
                  Inventories                                                            (266,003)                      -
                  Accounts payable                                                        303,427                 (28,244)
                  Decrease in notes payable                                                     -                (205,000)
                  Increase in Judgement payable                                                 -                  44,904
                  Accrued expenses                                                        294,512                       -
                                                                                     ---------------         ---------------
                     Net cash to operating activities                                    (399,193)                (41,471)

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                         (251,858)                      -
            Cash paid for acquisition                                                     (50,000)                      -
            Advances to related party                                                    (896,957)                      -
            Deposit                                                                       (12,464)                      -
                                                                                     ---------------         ---------------

                     Net cash to investing activiti                                    (1,211,567)                      -

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of stock                                             1,510,007                  25,000
            Proceeds from long term debt                                                  112,561                       -
                                                                                     ---------------         ---------------


                     Net cash flow from financing activities                            1,622,568                  25,000
                                                                                     ---------------         ---------------

         NET INCREASE (DECREASE)
             IN CASH EQUIVALENTS                                                           12,096                 (16,471)

         CASH AND CASH EQUIVALENTS:
            BALANCE - beginning of period                                                       -                  16,471
                                                                                     ---------------         ---------------

            BALANCE - end of period                                                 $      12,096           $           -
                                                                                     ===============         ===============

    The accompanying notes are an integral part of the financial statements.

                                                 TRSG CORPORATION
                                        STATEMENT OF CASH FLOWS - CONTINUED




                                    NONCASH INVESTING AND FINANCING ACTIVITIES


                                                                            YEAR ENDED DECEMBER 31,
                                                                           2001                   2000
                                                                       ----------          ------------
         STOCK PURCHASED                                             $  1,510,006                 -
                                                                      ===========

         ELIMINATION OF CONVERTIBLE NOTES PAYABLE                           -             $     205,000
                                                                                           ============

         STOCK FOR PURCHASE OF OASIS FIELDS, LLC                            -             $      32,175
                                                                                           ============

         SALE OF PROFESSIONAL WRESTLING ALLIANCES, INC.                     -             $      41,184
                                                                                           ============

         STOCK ISSUED FOR ACQUISITION                                $  1,506,770         $      32,175
                                                                      ===========          ============

         NOTES CONVERTED FOR COMMON STOCK                            $     25,000                 -
                                                                      ===========

         STOCK ISSUED FOR SERVICES                                   $    217,562         $      35,991
                                                                      ===========          ============


                                TRSG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               This summary of significant accounting policies of TRSG Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

               Business Activity

               The Company is a distributor of vitamin and nutritional supplements, health foods, cleaning and skin care products mainly in the United States, Canada and Japan.

               Cash and Cash Equivalents

               For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

               Inventories

               Inventories, consisting primarily of nutritional, health, beauty and cleaning products are stated at cost determined by the first-in, first-out (FIFO) method.

               Property and Equipment

               Property and equipment are stated at cost. Major replacements and refurbishings are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

               Depreciation and Amortization

               The Company provides for depreciation of property, plant and equipment principally by use of declining balance and straight-line methods for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

               Leasehold improvements            39 years
               Furniture and fixtures         5 - 7 years
               Machinery and equipment        3 - 5 years
               Transportation equipment       5 - 7 years

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

               Depreciation and Amortization - continued

               Depreciation expense for the years ended December 31, 2001 and 2000 was $62,826 and $50,271, respectively.

               Accounts Receivable

               Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.

               Goodwill

               Goodwill represents the excess of the cost over the fair value of net assets acquired for business combinations acquired under the purchase method of accounting. Goodwill is being amortized over periods ranging from 5 to 20 years using the straight-line method. Amortization expense was $81,862 and $53,894 for the years ended December 31, 2001 and 2000, respectively.

               The Financial Accounting Standards Board has issued FASB 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. According to this FASB, goodwill should not be amortized, instead it should be reviewed for impairment annually and charged to earnings only when its recorded value exceeds its implied fair value. The Company will implement this FASB in the year 2002. The effect on operations of the Company in 2002 is not determined.

               Fair Values of Financial Instruments

               The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

               It is currently not practicable to estimate the fair value of the long-term debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no adjustment to fair value has been determined.

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

               Advertising Costs.

               The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $11,641 and $15,677 were incurred for the years ended December 31, 2001 and 2000, respectively.

               Revenue Recognition

               Revenue is recognized in the period in which the products are shipped.

               Reclassifications

               Certain amounts in 2000 have been reclassified to conform to the current financial statement presentation.


         NOTE 2 -  INVENTORIES:

               Inventories, net of valuation reserves, consisted of the following:

                                                                  2001
                                                            -------------

               Product                                          $493,724
               Promotional and literature                         5,870
                                                             -----------

                                                                $499,594
                                                             ===========

         NOTE 3 - LONG-TERM DEBT:

               Long-term debt consisted of the following :

                                                                   2001
                                                            --------------
               Note payable to GMAC secured by
               vehicle requiring monthly payments of $489
               including interest at 7.99%.                    $  22,561

               Less current portion                                4,213
                                                               ---------

               Long - term debt                                $  18,348
                                                               =========

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001


         NOTE 3 - LONG-TERM DEBT - CONTINUED:

               Maturities of long-term debt are as follows:

               Year ending December 31:
                  2002                                  $     4,213
                  2003                                        4,562
                  2004                                        4,941
                  2005                                        5,350
                  2006                                        3,495
                                                       ------------

                                                         $   22,561


         NOTE 4 - EARNINGS PER SHARE:

               Earnings per share (EPS) for the years ended December 31, 2001 and 2000 are computed as follows:

                                                                                               PER-SHARE
                                                           INCOME             SHARES            AMOUNT
                                                   --------------      --------------       ------------

               December 31, 2001
                  Loss from continuing
                      operations                   $     (999,251)         17,812,935       $       (.05)
                                                   ==============      ==============       =============

               December 31, 2000 -
                  Income from continuing
                      operations                   $       37,519           3,130,235       $       (.01)
                                                   ==============      ==============       =============


         NOTE 5 - NOTES PAYABLE:

               At December 31, 2001, the Company had $90,000 of notes payable to certain individuals. The notes bear interest at a fixed rate of 15%, are unsecured and due within one year.


         NOTE 6 - SETTLEMENT PAYABLE:

               On December 29, 2000, the Company obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $581,841 in 2001.

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001




         NOTE 7  -  OPERATING LEASES:

               The Company leases its office and certain office equipment items under operating leases which expire at various dates through December 2004. The following is a schedule, by years, of future minimum rental payments required under these operating leases as of December 31, 2001.

               Year ending December 31:
                  2002                                    $  87,509
                  2003                                      100,554
                  2004                                       66,065
                                                         ----------

               Total minimum payments                     $ 254,128
                                                          =========

               The Company leases a building and furniture under an operating lease on a month-to- month basis. The monthly amount at December 31, 2001 is $10,272.

               Total rent expense charged to operations for the years ended December 31, 2001 and 2000, was $184,206 and $233,708, respectively.


         NOTE 8 - BUSINESS COMBINATION:

               In the third quarter the Company acquired A & A Medical in exchange for 100,000 shares of stock and $50,000 cash. Operating results have been included in the Company's statement of operations from the date of acquisition.


         NOTE 9 -CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN:

               There have been significant recurring losses and negative cash flows from operations for the past three years, which has resulted in a severe working capital deficiency. This deficiency has contributed to inventory shortages and decreased sales, limited the ability of the Company to meet its current obligations and caused the Company to default on debt repayments.

               The Company has signed a merger agreement with a publicly traded company and plans to raise capital through a public offering of its stock in 2001 and 2002. Management believes that the capital raised will enable the Company to repay its current obligations, satisfy the current outstanding debt and increase the inventory to acceptable operating conditions. Management also believes that these increased inventory levels will increase the revenue and profitability of the Company

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001



         NOTE 9 -CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN - CONTINUED:

               In the event the Company is unable to raise sufficient operating capital from the public offering, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.


         NOTE 10 - INCOME TAXES:

               No provision was made for income taxes in 2001 and 2000 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets has been recorded due to the current financial situation of the Company. As of December 31, 2001, the Company has available net operating loss carryforwards of approximately $876,000. Expiration dates on these carryforwards begin in 2010 and end in 2021.

               The components of deferred income taxes consisted of the following:

                                                                                  DECEMBER 31,
                                                                            2001               2000
                  Current deferred taxes - gross assets:              ------------------------------
                     Gross assets                                         $     7,600    $         -
                     Gross liabilities                                              -              -
                                                                      ---------------   ------------

                  Net current deferred tax assets                               7,600              -
                  Noncurrent deferred taxes:
                     Gross assets                                             297,800              -
                     Gross liabilities                                         (5,200)             -
                                                                         ------------   ------------

                  Net noncurrent deferred tax assets                          292,600
                  Valuation allowance                                               -              -
                                                                      ---------------   ------------

               Total deferred tax assets                              $             -    $         -
                                                                      ===============   ============

               The tax effects of cumulative temporary differences consisted of the following:


                                                                                  DECEMBER 31,
                                                                            2001               2000
                                                                      ------------------------------
                  Operating loss carryforwards                              $ 297,800    $         -
                  Inventory reserves                                                -              -
                  Depreciation                                                 (5,200)             -
                                                                          -----------    -----------

                       Total                                                $ 292,600     $        -
                                                                            =========     ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On February 13, 2001, the Company engaged Perrin, Fordree & Company as the principal accountant engaged to audit the Company's financial statements for all periods subsequent to December 31, 2000, to replace Sellers & Associates, P.C. (the "Accountant"). The Company's board of directors approved the engagement of Perrin, Fordree & Company as the principal accountant for the Company.

Sellers & Associates, P.C. has confirmed: (a) There have been no disputes between management and the auditors and the auditors' reports contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles other than the Accountant qualified its opinion for the fiscal year ended December 31, 1999, based on the assumption that the registrant would continue as a going concern. (b) The Company's Board of Directors has approved the appointment of Perrin, Fordree & Company. (c) During the registrant's two most recent fiscal years and any subsequent interim period there were no disagreements with the Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has authorized the Accountant to respond fully to the inquiries of the successor accountant, which was appointed as of the date hereof. (d) The Accountant expressed no disagreement or difference of opinion regarding any "reportable" event as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, including but not limited to: (i) the Accountant has not advised the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist; (ii) the Accountant has not advised the Company that information has come to the Accountant's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management; (iii) the Accountant has not advised the Company of the need to expand significantly the scope of its audit, or notified the Company that information has come to the Accountant's attention that if further investigated may (A) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (B) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to the Accountant's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, the Accountant did not so expand the scope of its audit or conduct such further investigation; (iv) the Accountant has not advised the Company that information has come to the Accountant's attention that it has concluded materially impacts the fairness or reliability of either (A) a previously issued audit report or the underlying financial statements, or (B) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the Accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and due to the Accountant's resignation, or for any other reason, the issue has not been resolved to the Accountant's satisfaction prior to its resignation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         Name                    Age               Position
         Richard Bailey          46                President, CEO, and Director
         Florian R. Ternes       53                Director

Richard A. Bailey, Age 46, has served as Chief Executive Officer, and President of the Company since September, 2000. On January 11, 2001, he was appointed a Director of the Company. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Gateway Distributors, Ltd. the network marketing Company. Mr. Bailey also serves as President and a Director of Gateway Distributors, Ltd., the Company's parent company, which is a publically traded company.

Florian R. Ternes, Age 53, has served as Chief Operating Officer and Secretary of the Company since October of 2000. He became a director in 2001. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver, Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company doing in excess of $13,000,000 a year. After assisting in completing its successful public offering, he resigned in January 1998 to join Gateway Distributors, Ltd., the Company's parent company, , which is a publically traded company, on a full-time basis.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2001 and 2000. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                                                     SUMMARY COMPENSATION TABLE

                                        Annual Compensation                                 Long Term Compensation
                                ---------------------------------------    --------------------------------------------------------
                                                                                    Awards                        Payouts
                                                                           -------------------------     --------------------------
          Name and       Year   Salary      Bonus       Other Annualar     Restricted    Securities        LTIP          All Other
          Principal                                     Compensation         Stock       Underlying      payouts       Compensation
          Position                                                          Award(s)      Options
                                                                                          SARs(#)
         Richard A.      2001   $63,100       -              -                 -              -              -               -
           Bailey,       2000      -          -              -                 -              -              -               -
         CEO; President  1999      -          -              -                 -              -              -               -



Compensation of Directors

The Company's directors are not compensated for any meeting of the board of directors which they attend.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 2002 the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).


         Title of                Name and Address of                 Amount and nature of            Percent of Class
           Class                 Beneficial Ownership                Beneficial Ownership

          Common                   Richard Bailey(3)                      24,448,660                     52.37%
           Stock             3095 East Patrick Lane, Suite 1
                               Las Vegas, Nevada 89120

          Common                  Florian R. Ternes
           Stock             3095 East Patrick Lane, Suite 1               2,000,000                     4.28%
                               Las Vegas, Nevada 89120

     --------
     (3) Shares are attributed to Mr. Bailey as president of Gateway Distributors, Ltd., which corporation is the owner of 21,448,660 shares.



          Common                  Richard D. Surber(4)                     3,078,202                     6.59%
           Stock             268 West 400 South, Suite 300
                              Salt Lake City, Utah 84101

          Common             Hudson Consulting Group, Inc.                 3,024,202                     6.48%
           Stock             268 West 400 South, Suite 300
                              Salt Lake City, Utah 84101

          Common              Gateway Distributors, Ltd.                  21,448,660                     45.93%
           Stock             3095 East Patrick Lane, Suite 1
                               Las Vegas, Nevada 89120

          Common              Feng Shui Consulting, Inc.                   2,500,000                     5.35%
           Stock             3809 South West Temple # 1D
                              Salt Lake City, Utah 84115

          Common              All Executive Officers and                  26,448,660                     56.64%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 24 of this Form 10-KSB, and are incorporated herein by this reference.

     (b) Reports on Form 8-K No reports on Form 8-K were filed by the Company during the last quarter of the year covered by this report:




--------
     4 Mr. Surber owns no shares. 3,078,303 shares are beneficially attributed to Mr. Surber from shares owned by Oasis International Hotel & Casino, Inc. (54,000) shares and Hudson Consulting Group, Inc. (3,024,202).

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2002.

                                 TRSG Corporation
                                 a Delaware corporation

                                    /s/ Richard A. Bailey
                                 -----------------------------------------
                                 Name: Richard A. Bailey
                                 Title: President, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                       Date

     /s/ Richard A. Bailey           President / CEO & Director  April 15, 2001
    -----------------------------
    Richard A. Bailey


     /s/ Florian Ternes              Director                    April 15, 2001
    -----------------------------
    Florian Ternes

                            DESCRIPTION OF EXHIBITS.

         INDEX TO EXHIBITS

Exhibit.   Page
No.        No.      Description

3(i)        *       Articles of Incorporation of the Company (incorporated
                    herein by reference to the Company's Form S-18 as filed with the Securities and Exchange Commission on December 6,1988).

3(ii)       *       Certificate of Amendment of Certificate of Incorporation of
                    Professional Wrestling Alliance Corporation, filed November
                    1, 2000 with the State of Delaware. (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 2000).

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

10(iv)      *       Separation Agreement And Mutual Release dated July 27, 2000, by and between Barry Vichnick, Allen Nelson, Gary Andersen,
                    Alan Walker, Vaughn Nelson, Professional Wrestling Alliance,
                    Inc., Professional Wrestling Alliance Corporation, and
                    Hudson Consulting Group, Inc. (incorporated herein by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on October 18, 2000).

10(v)       *       Acquisition Agreement dated October 12, 2000. (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 17, 2000).

10(vi)      *       Consulting Agreement entered into between TRSG Corporation and Hudson Consulting Group, Inc. dated October 16, 2000.
                    (incorporated herein by reference to Form 13D/A filed with the Securities and Exchange Commission on February 26,2001).

10(vii)     *       Addendum to Agreement dated October 16, 2000 between TRSG
                    Corporation and Hudson Consulting Group, Inc. dated January
                    9, 2001. (incorporated herein by reference to Form 13D/A filed with the Securities and Exchange Commission on February 26, 2001).

10(viii)    *       Settlement Agreement dated December 29, 2000 in the matter of Cynthia M. Maleski, Insurance Commissioner of the
                    Commonwealth of Pennsylvania v. Jutland Enterprises, Inc.
                    Amendment to Settlement Agreement dated March 21, 2001
                    (incorporated herein by reference to the Company's Form
                    10-KSB filed with the Securities and Exchange Commission on April 16, 2001).

10(viii)    *       Advisory and Consulting Agreement with David Michael LLC,
                    dated January 10, 2001. (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 12, 2001).

10(ix)      *       Addendum to Consulting Agreement, amending original
                    agreement dated October 6, 2000, signed January 9, 2001.
                    (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January
                    12, 2001).

10(x)       *       Stock Purchase Agreement dated January 24, 2001.
                    (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March
                    14, 2001).



* Incorporated by reference from previous filings of the Company, as noted.