Form 10QSB
period 2002-03-31
TRSG CORP
filed 2002-05-21
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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





            3095 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (702) 938-9316
                          -----------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  XX           No
                                        ----             ----


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 15, 2002 was 47,093,731.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to TRSG Corporation., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 14 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                TRSG CORPORATION


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2002

                                TRSG CORPORATION


                                  - CONTENTS -









                                                                     PAGE NUMBER

Financial Statements:

    Balance Sheet                                                             4

    Statement of Operations                                                   6

    Statement of Changes in Stockholders' Equity (Deficit)                    7

    Statement of Cash Flows                                                   9

    Notes to Financial Statements                                            12

                                TRSG CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)




                                     ASSETS

                                                                   MARCH 31,         MARCH 31,
                                                                     2002              2001
                                                               ----------------   --------------

         CURRENT ASSETS:
            Cash and cash equivalents                          $         18,116   $        5,021
            Accounts receivable:
               Trade                                                     42,217           45,594
               Related party                                            861,292          360,264
               Other                                                    215,998           22,888
            Inventories                                                  60,687          215,703
            Prepaid expenses                                                  -           50,085
                                                               ----------------   --------------

                      Total current assets                            1,198,310          699,555

         Property and equipment                                         437,358          430,330
         Less accumulated depreciation and amortization               (334,855)        (283,043)
                                                               ----------------   --------------

                                                                        102,503          147,287

         OTHER ASSETS:
            Goodwill, net of accumulated amortization
               of $177,093 and $94,398, respectively                  1,224,939        1,257,634
            Other                                                        30,060           35,410
                                                               ----------------   --------------

                                                                      1,254,999        1,293,044

                                                               $      2,555,812   $    2,139,886
                                                               ===============    ==============


    The accompanying notes are an integral part of the financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        MARCH 31,             MARCH 31,
                                                                           2002                2001
                                                                    ----------------     --------------

         CURRENT LIABILITIES:
            Notes payable                                           $        198,158     $      115,000
            Deferred revenue                                                       -             63,203
            Accounts payable:
               Trade                                                         935,389            469,479
               Commissions                                                    84,412             66,833
            Settlement payable                                                     -             40,000
            Accrued expenses                                                  82,204             47,597
                                                                    ----------------     --------------

                       Total current liabilities                           1,300,163             802,112


         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value
               Authorized - 5,000,000 shares
               No shares issued and outstanding                                    -                   -
            Common stock, - $.001 par value
               Authorized - 200,000,000 shares
               Issued and outstanding -
                  46,693,731 and 17,810,308 shares
                  at March 31, 2002 and
                  March 31, 2001, respectively                                46,694              17,810
            Additional paid-in capital                                     3,655,239           1,720,425
            Accumulated deficit                                          (2,446,284)           (400,461)
                                                                    ----------------     ---------------

                                                                           1,255,649           1,337,774
                                                                    ----------------     ---------------

                                                                    $      2,555,812     $     2,139,886
                                                                    ================     ===============



    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)







                                                                         THREE MONTHS ENDED
                                                                  -----------------------------
                                                                  MARCH 31,             MARCH 31,
                                                                   2002                    2001
                                                              --------------         --------------

         SALES                                                $      279,944         $      703,797

         COST OF SALES                                               108,341                140,964
                                                              ---------------        --------------

         GROSS PROFIT                                                 171,603               562,833

         SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES                                   712,678               699,578
                                                              ---------------        --------------

         LOSS FROM OPERATIONS                                       (541,075)             (136,745)

         OTHER INCOME (EXPENSE):
            Loss on sale of A & A Medical Supply co.                 (43,105)                     -
            Interest expense                                          (3,469)               (4,313)
            Gain on settlement                                              -               568,970
            Other                                                       (451)                 4,231
            Abandonment of leasehold improvements                    (26,329)                     -
                                                              ---------------        --------------

                                                                     (73,354)               568,888
                                                              ---------------        --------------

         NET INCOME(LOSS)                                     $     (614,429)        $      432,143
                                                              ===============        ==============

         BASIC EARNINGS (LOSS) PER SHARE                               (.014)        $          .03
                                                              ===============        ==============

         WEIGHTED AVERAGE SHARES OUTSTANDING                       42,767,886            15,295,601
                                                              ===============        ==============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)








                                                        THREE MONTHS ENDED MARCH 31, 2001
                                                        ---------------------------------



                                                                                  ADDITIONAL
                                             COMMON                                PAID-IN        ACCUMULATED
                                             SHARES             AMOUNT             CAPITAL          DEFICIT               TOTAL
                                         --------------    ----------------      --------------   -------------      --------------

         BALANCE -January 1, 2001        $    2,368,988    $          2,369      $      200,975   $   (832,604)      $    (629,260)

         Stock issued for cash                  826,500                 826             265,934               -             266,760

         Stock issued for services            1,166,160               1,166              42,834               -              44,000

         Stock issued for acquisition        13,448,660              13,449           1,210,682               -           1,224,131

         Net income                                   -                   -                   -         432,143             432,143
                                         --------------    ----------------      --------------   -------------      --------------

         BALANCE - March 31, 2001        $   17,810,308    $         17,810      $    1,720,425   $   (400,461)      $    1,337,774
                                         ==============    ================      ==============   =============      ==============


                                                    THREE MONTHS ENDED MARCH 31, 2002

         BALANCE -January 1, 2002        $   24,822,731     $        24,823       $   3,437,660   $ (1,831,855)      $    1,630,628

         Stock issued for services           13,871,000              13,871             225,579               -             239,450

         Stock issued to Gateway
            Distributors, Ltd.                8,000,000               8,000             (8,000)               -                   -


    The accompanying notes are an integral part of the financial statements.



         Net (loss)                                -                   -                  -             (614,429)         (614,429)
                                        ------------     ---------------       ------------         -------------       -----------

         BALANCE - March 31, 2002       $ 46,693,731     $        46,694       $  3,655,239         $ (2,446,284)       $ 1,255,649
                                        ============     ===============       ============         ============        ===========


























    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                              ----------------------------
                                                                           MARCH 31,                MARCH 31,
                                                                             2002                     2001
                                                                         ---------------       ----------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                            $     (614,429)       $        432,143
            Adjustments to reconcile net income (loss)
               to net cash from (to) operating activities:
            Loss on disposal of A & A Medical
              Supply co.                                                          43,105                      -
            Loss on abandonment of leasehold
              improvements                                                        26,329                      -
            Net current assets disposed of on disposal
              of A & A Medical Supply Co.                                       (18,201)                      -
            Depreciation and amortization                                         33,717                 33,335
            Stock issued for services                                            239,450                 44,000
            Changes in operating assets and liabilities which increase
               (decrease) cash flow:
               Accounts receivable                                             (128,435)               (15,918)
                      Inventories                                                438,907                (9,992)
               Prepaid expenses                                                        -                 84,993
               Accounts payable                                                (192,187)               (52,948)
               Accrued expenses                                                 (11,059)                 47,597
               Deferred revenue                                                        -              (229,881)
                                                                         ---------------       ----------------

                                                                                 431,626               (98,814)
                                                                         ---------------       ----------------

            Net cash from (to) operating activities                             (182,803)               333,329

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of A & A Medical Supply Co.                        50,000                      -
            Capital expenditures                                                       -                (2,000)
            Purchase of TRSG CORPORATION                                               -              (350,000)
            Advances (to) from related party                                      30,665              (360,264)
            Cash received in acquisition                                               -                  2,196
                                                                         ---------------       ----------------

          Net cash to investing activities                                        80,665              (710,068)

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of stock                                            -                266,760
            Proceeds from issuance of debt                                       108,158                115,000
                                                                         ---------------       ----------------

           Net cash from financing activities                                    108,158                381,760
                                                                         ---------------       ----------------

         NET INCREASE (DECREASE)
             IN CASH EQUIVALENTS                                                   6,020                 5,021


    The accompanying notes are an integral part of the financial statements.


         CASH AND CASH EQUIVALENTS:
            BALANCE - beginning of period                                  12,096                 -
                                                                      -----------      ------------

            BALANCE - end of period                                   $    18,116      $      5,021
                                                                      ===========      ============



















    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)






                             SUPPLEMENTAL DISCLOSURE



                                                                             THREE MONTHS ENDED
                                                                        ----------------------------
                                                                    MARCH 31,                MARCH 31,
                                                                      2002                   2001
                                                               ----------------       ----------------


         CASH PAID FOR INTEREST                                $            -         $          3,750
                                                               ================       ================

         CASH PAID FOR TAXES                                   $            -         $              -
                                                               ================       ================


              NONCASH INVESTING AND FINANCING ACTIVITIES

         STOCK ISSUED FOR ACQUISITION                          $             -        $      1,224,131
                                                               ================       ================

         STOCK ISSUED FOR SERVICES                             $        239,450       $         44,000
                                                               ================       ================


                                TRSG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


         NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The balance sheet as of March 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year.

          Certain amounts in 2001 have been reclassified to conform to the 2002 financial statement presentation.


         NOTE 2-   BUSINESS COMBINATION:

          On January 11, 2001, the Company obtained substantially all of the assets and operations of Gateway Distributors, Ltd. ("Gateway") in exchange for 13,448,660 shares of common stock. Gateway is a publicly held company and is a distributor of vitamin and nutritional supplements, health foods, cleaning and skin care products mainly in the United States, Canada, and Japan. As a result of this transaction, TRSG Corporation became a subsidiary of Gateway. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.


         NOTE 3 -   NOTES PAYABLE:

          At March 31, 2002, the Company had $90,000 of notes payable to certain individuals. Both notes bear interest at a fixed rate of 15%, are unsecured and due within one year.


         NOTE 4 -     SETTLEMENT PAYABLE:

          On December 29, 2000, the Company obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 in the current period ended March 31, 2001.

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002




         NOTE 5 -      NOTE PAYABLE - RELATED PARTIES:

          At March 31, 2002, the Company had a $108,158 note payable to stockholders. There is no schedule for repayments of these notes at March 31, 2002.


         NOTE 6 -    SALE OF A & A MEDICAL SUPPLY CO.:

          On February 1, 2002, the Company sold its medical supply division in Utah. A summary of the transaction is as follows:

                  Assets sold                                           $619,817
                  Liabilities assumed by buyer                           316,712
                                                                       ---------

                                                                         303,105
                  Sales price - cash to be received over
                     term of agreement                                   260,000
                                                                       ---------

                  Loss on sale of division                             $  43,105
                                                                       =========

               At March 31, 2002, other receivables include an amount of $210,000 related to this sale.


         NOTE 5 -  ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

          Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Therefore, these footnotes are included by reference. In addition, the footnotes for inventory, property and equipment and amortization of Gateway Distributors, LTD. December 31, 2001 10-KSB should also be referred to due to the acquisition per Note 2.

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

          As previously disclosed in the Company's Form 10-QSB for the period ended June 30, 2001, the Company entered into an agreement to acquire substantially all of the assets and business of A&A Medical Supply Company. The transaction closed on or about July 1, 2001. On February 1, 2002, the Company sold substantially all of the assets and business originally acquired from A&A Medical Supply Company (See Exhibits 10(vi) through 10(viii) attached hereto) to A and A MEDICAL COMPANY, a Nevada Limited Liability Company ("Buyer"). The Buyer has declined to provide the Company with financial information regarding the month of January, 2001; and therefore such information is not included in these financial statements. Management does not believe that the omission of such information regarding the business relating to these assets has had a material affect upon the operating results of the Company for the quarter ended March 31, 2002. Management is continuing its endeavors to procure this information from the purchaser and intends to include such information in its financial statements once such information is made available to the Company.

         Results of Operations

          Sales for the quarter ended March 31, 2002, were $279,944 compared to $703,797 for the same period in 2001. The decrease in sales is attributable to the Company's lack of inventory. The lack of inventory was the result of the Company's lack of cash.

          Costs of sales were $108,341 for the quarter ended on March 31, 2002, compared to $140,964 for the comparable period in 2001. Cost of sales decreased due to a drop in sales.

          Selling, general, and administrative expenses were $712,687 for the quarter ended on March 31, 2001 and $699,578 for the comparable period in 2001. Selling, general, and administrative expenses increased as a result of additional consulting agreements entered into and paid for during the period.

          Net loss was $614,429 during the quarter ended on March 31, 2002, compared to net income of $432,143 for the comparable quarter in 2001. The Company's net loss for the quarter ended March 31, 2002, is the result of the significant drop in sales.

         Liquidity and Capital Resources

          The Company had a net working capital deficit of $101,853 for the quarter ended March 31, 2002, as compared to a $102,557 deficit at the end of December 31, 2001.

          Cash flow used in operations was $182,803 for the quarter ended March 31, 2002, compared to cash flow provided by operations of $333,329 for the comparable period in 2001.

          Cash flow from investing activities for the quarter ended March 31, 2002 was $80,665, compared with a negative cash flow from investing activities of $710,068 for the comparable period in 2001.

          Cash flow generated from financing activities was $108,158 for the quarter ended March 31, 2002 as compared to $381,760 for the comparable period in 2001.

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

         Going Concern

          The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $2,446,284 as of March 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

          On December 29, 2001, the plaintiff agreed to accept a cash settlement in the sum of $50,000 in complete settlement of the above judgment. On March 21, 2001, the settlement agreement was amended to allow the $50,000 to be paid in installments. The Company satisfied this debt prior to March 31, 2001.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)Reports on Form 8-K.
                  (i) The Company filed a Form 8-K on January 30, 2001, disclosing that as of January 28, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 44,956,231.


                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20 day of May 2002.




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

 10(v)             *        Addendum to Consulting Agreement between TRSG
                            Corporation and Hudson Consulting Group, Inc. dated
                            January 9, 2001. (incorporated herein by reference to the Company's Form 10-QSB dated May 18, 2001).

 10(vi)            10       Asset Purchase Agreement dated February 1, 2002
                            between TRSG Corporation and A and A Medical
                            Company.

 10(vii)           28       Bill of Sale and Assignment of Assets dated February
                            6, 2002.

 10(viii)          31       Assignment of Contracts dated February 6, 2002.

         * Incorporated by reference from previous filings of the Company, as noted.

                                 Exhibit 10(vi)
                            ASSET PURCHASE AGREEMENT

                  This Agreement is made and entered into this 1st day of February, 2002, by and between TRSG CORP., a Delaware corporation ("Seller"), and A and A MEDICAL COMPANY, a Nevada Limited Liability Company ("Buyer"). The parties hereto are collectively and individually referred to herein as the "Parties."
                                    RECITALS:
                  WHEREAS, Seller, which is in the business of the network marketing of nutritional, health and dietary supplements and products, wishes to sell to Buyer its A & A Medical Supply division (sometimes referred to hereinafter as "Business");
                  WHEREAS, Buyer desires to acquire certain items of Seller's personal property used in the operation of the business and Seller desires to sell, transfer and assign same to Buyer;
               WHEREAS, DAVID WEINER ("WEINER") is the principal owner of W-NET, INC., a California corporation ("W-NET"). W-NET is the majority owner of Buyer;
               WHEREAS, WEINER is also a shareholder of Seller. Seller is a publicly traded company;
          WHEREAS, the Parties represent that Seller approached and initiated with WEINER this transaction;
          WHEREAS, very limited negotiations took place between WEINER and Seller as to this transaction, and in particular the consideration to be paid by Buyer was proposed by Seller; and WHEREAS, Seller is not issuing a fairness opinion as to this transaction;

               NOW THEREFORE, in consideration of the mutual promises and covenants herein contained, the Parties, intending to be legally bound, agree as follows:
               1. Assets to be Conveyed. On the Closing Date and at the Closing Place, as defined below in Paragraph 26, Seller will sell, assign, convey, transfer and deliver to Buyer, and Buyer will acquire, purchase and accept all of the following (hereinafter collectively referred to as the "Assets"), free and clear of all debts, liens, security interests, mortgages, trusts, claims, liabilities and encumbrances, except as specifically assumed by Buyer:
               (a) All of the tangible personal property, physical assets and equipment used or intended to be used in the operation of the Station, including but not limited to those assets set forth in Exhibit A attached hereto, except for those items of tangible personal property specifically identified as excluded assets on Exhibit A, together with any replacements thereof or additions thereto made between the date hereof and the Closing Date, less any retirements made in the ordinary and usual course of business in connection with the acquisition of similar property or assets of greater or equal value (hereinafter referred to as the "Personal Tangible Assets");
               (b) The contracts, leases and agreements which Buyer has reviewed and agreed to assume and which are listed and described in Exhibit B, attached hereto, together with such others as Buyer expressly agrees in writing to assume at Closing. Buyer will assume and perform all of of the executory obligations of Seller arising after the Closing Date under such contracts, leases and agreements assigned to and assumed by Buyer hereunder;
               (c) All right, title and interest to any and all rights, licenses, permits, authorizations and other intangibles, to the extent lawfully transferrable, which are used, useful or intended to be used in the operation of Business;
               (d) All of Seller's cash or prepaid deposits, accounts receivable as all are listed on Exhibit B attached hereto ("Balance Sheet") (the supporting documentation shall be provided by Seller to Buyer under Exhibit B); and
               (e) Transfer, conveyance of 750,000 restricted shares ("Shares") of Seller's common stock to Buyer. The Shares will be unrecognized under the provisions of '144 of the 1934 Act. The Shares issued to Buyer will be granted "piggyback" rights, in the event Seller registers its common stock. The Shares will be issued to Buyer
               2. Excluded Assets, Liabilities and Contracts. Seller shall be solely responsible for, and there shall be no assumption of liability by Buyer of, any liabilities, obligations or commitments of Seller of any nature whatsoever except as expressly set forth in Paragraph 1(c) of this Agreement. Without limiting the generality of the foregoing, Buyer shall not assume or be liable for any liability or obligation of Seller arising out of (i) any contract of employment, collective bargaining agreement, insurance, pension, retirement, deferred compensation, incentive bonus or profit sharing plan or trust; or (ii) any litigation, proceeding or claim of any person or entity relating to the business or operation of the Business prior to and through the Closing Date, whether or not such litigation, proceeding or claim is pending, threatened or asserted before, on or after the Closing Date.

               3. Purchase Price. The purchase price for the Assets to be conveyed pursuant -------------- to this Agreement is as follows:
               (a) The sum of One Hundred Thousand Dollars ($100,000.00), payable as follows: Fifty Thousand Dollars ($50,000.00) upon execution of this Agreement, Twenty- Five Thousand Dollars ($25,000.00) fifteen
          (15)days after execution of this Agreement, and Twenty-Five Thousand Dollars ($25,000.00) forty-five (45) days after execution of this Agreement.
               (b) Buyer will issue twenty percent (20%) of Buyer's Limited Liability ownership interests to Seller; and
               (c) Buyer shall make weekly cash payments (each Friday) (the "Inventory Stream"), calculated and payable as follows: Commencing on date of the Closing, Buyer shall pay to Seller a sum of $0.25 of each dollar of Inventory sold based on the Book Value of Inventory of Company (as of Closing), up to the sum of $85,000.00.
               4. Allocation. It is agreed between the Parties hereto that the purchase price is being paid for the Assets in the amounts set forth in Exhibit D, attached hereto. Seller and Buyer agree to jointly complete and separately file Form 8594 with their federal income tax returns for the tax year in which the Closing Date occurs, that neither Seller nor Buyer shall take a position on any income, transfer or gain tax return, before any governmental agency charged with the collection of any such tax or in any judicial proceeding that is in any manner substantially inconsistent with the terms of any such allocation without the written consent of the other.

               5. Representations, Warranties and Covenants of Seller. Seller represents, warrants and covenants to Buyer that:
               (a) Organization and Standing. Seller on the Closing Date shall be a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and is authorized to do business in the State of Utah and has all necessary power and authority to own, lease and operate the Assets and to operate the Business as now being conducted and as proposed to be conducted by Seller between the date hereof and the Closing Date;
               (b) Authorization. Seller has full right, power and authority to enter into and perform this Agreement and the transactions contemplated hereby. All necessary corporate action to approve the execution, delivery and performance of this Agreement and the consummation of the transaction contemplated hereby has been taken by Seller, and this Agreement constitutes a valid and binding agreement of Seller enforceable in accordance with its terms;
               (c) Personal Property. All of the Personal Tangible Assets are listed and described in Exhibit A, attached hereto. Seller now has, or on the Closing Date shall have, good valid and marketable title to the Personal Tangible Assets listed and described in Exhibit A, free and clear of all mortgages, liens, charges, claims, pledges, security interests and encumbrances whatsoever, except as assumed by Buyer;
               (d) Insurance. All of the Personal Tangible Assets are now, and will be through the Closing Date, insured by Seller, including but not limited to protection against fire, casualty, liability, vandalism, and burglary for the full replacement value thereof, and Seller maintains, and will maintain through the Closing Date, all policies currently in effect;
               (e) Condition and Adequacy of Assets. Seller now owns and on the Closing Date will own and transfer to Buyer the Assets. The Personal Tangible Assets are now and on the Closing Date will be in good operating condition and repair, reasonable wear and tear from ordinary use excepted, and are now and on the Closing Date will be adequate and suitable for the purposes for which they are presently used and intended to be used.
               (f) Litigation. No judgment is issued or outstanding against the Business. To the best of Seller's knowledge, except for matters affecting the Business generally or as set forth in Exhibit E, attached hereto, presently and as of the Closing Date there is no litigation, action, claim, special assessment, suit, fine, judgment, proceeding or investigation pending or outstanding before any arbitrator, forum, court or governmental body, department or agency of any kind, to which Seller or the Business is a party. To the best of Seller's knowledge, no such litigation, action, claim, special assessment, suit, fine, proceeding or investigation is now or on the Closing Date shall be threatened, which might result in any material adverse change in the business, prospects or financial conditions of the Business.

                    (g) Contracts. With respect to the Business, except for contracts listed on Exhibit B, Seller has no existing contract, agreement, lease, commitment or understanding, written or oral, expressed or implied, not terminable upon thirty (30) days' notice or less without penalty or premium, or which involves payments or commitments in the aggregate of more than One Thousand Dollars ($1,000). The contracts, leases and agreements listed in Exhibit B, attached hereto, are now and on the Closing Date shall be in full force and effect and unimpaired by any act of Seller, its employees or agents, and Seller will not modify in any significant respect any such contracts, leases and agreements without Buyer's written consent, which will not be unreasonably withheld or delayed. Seller shall indemnify, defend and hold
               Buyer harmless against all claims, directly or indirectly, obligations, liabilities, actions, or causes of action, including Buyer's reasonable attorneys' fees and costs, arising out of Seller's contracts not listed in Exhibit B, attached hereto. Seller is now and on the Closing Date shall be in compliance in all material respects with the terms and conditions of all of the Business's contracts, and shall not be in default thereunder; and there is no claim of such breach or default known to Seller.
                    (h) Personnel.
                    (i) As of the Closing Date,  Seller has or will have paid to or on behalf of its employees all amounts due each employee, including, but not limited to, all wages and salaries earned, including commissions, bonuses, and incentive compensation, and all amounts for vacation or sick leave, severance pay, and all taxes thereon, or made proper and adequate provisions therefor, directly with each employee. Seller has no employment contracts with persons employed in the operation of the Business, nor any employee benefit plan or other fringe benefits for such persons which will survive the Closing. Seller has, in the conduct of the affairs of the Business, complied in all material respects with applicable laws, rules and regulations relating to the employment of labor, including those relating to wages, hours, collective bargaining, equal employment opportunity, and the payment of FICA, FUTA, and similar federal, state, and local employment taxes, and is not liable for any arrears of wages or any tax or other penalties for failure to comply with any of the foregoing.
                    (ii) Seller has  delivered  to Buyer a schedule of personnel and employee benefits showing (Exhibit E): (1) the names of all persons currently on the payroll of Business, together with a statement of the amount paid or payable to each such person for such services and the basis thereof; (2) the bonus arrangements for all employees; (3) any other material compensation or personnel benefits or policies in effect; and (4) a complete copy of each such plan, benefit and policy. Seller and Business are not now and on the Closing Date will not be a party to any pension or profit-sharing plan or collective bargaining or other employee or labor agreement for which Buyer will be obligated on or after the Closing Date. To the best of Seller's knowledge, none of the Business's employees is now or on the Closing Date will be represented by any labor union and there is not now and on the Closing Date will not be any labor strike or other employee or labor controversy or dispute pending (including, without limitation, any organization drive) or, to the best knowledge of Seller, threatened which may affect the operations of employees of Business;

                    (i) Absence of  Restrictions.  The  execution,  delivery and performance of this Agreement and the transaction contemplated hereby by Seller do not and on the Closing Date will not: (i) require the consent of any third party, except the contracts being assumed by Buyer; (ii) violate any material provision of law applicable to Seller or conflict with, result in the termination or breach of any term, condition of provision of, or constitute a default under, the Articles of Incorporation or By-Laws of Seller, or of any contract, lease, agreement or other instrument or condition to which Seller is a party or to which the Assets are subject, or result in the creation of any lien, charge, claim, pledge, security interest or encumbrance on any of the Assets; or (iii) cause or result in the advancement or acceleration of maturity of any liability of the Seller or the alteration or modification to the detriment of Buyer of the terms, conditions or provisions of any contract, lease agreement or other instrument or condition by which Seller is bound or to which any of the Assets are subject;
                    (j) Bankruptcy.  No insolvency proceedings of any character, including without limitation bankruptcy, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting Seller or any of the Assets, are pending or threatened, and Seller has not made any assignment for the benefit of creditors nor taken any action in contemplation of or which would constitute the basis for the institution of such insolvency proceedings.
                    (k)  Disclosure.  Seller  has made  full  disclosure  of all material events and facts pertaining to the operation of the Business of which it has knowledge, including but not limited to any material events and facts pertaining to the operation and
               business  of  the  Business   about  which  Buyer  has  requested
               information. No covenant, representation or warranty by Seller and no written statement, certificate or exhibit furnished or to be furnished by Seller pursuant hereto or in connection with the transactions contemplated hereby contains any untrue statement of a material fact or omits or will omit to state any material fact necessary to make the statement contained therein not misleading and to provide Buyer with complete and accurate information as to the Business. Moreover, no material facts of any kind which might affect the licenses, leases and agreements or any other assets to be acquired, have been withheld by Seller.
                    (l) Environmental  Matters.  Without limiting the generality of any other representation contained herein, (i) to the best knowledge of Seller no solid waste or other substances known or suspected to cause a threat to health or the environment ("Hazards") or "hazardous substances" (as defined below) have been disposed of or otherwise released or are present on, over, beneath, in or upon any property occupied by Seller in connection with the operation of the Business; (ii) to the best of Seller's knowledge, no present or prior use by Seller of the Business, violates any "Environmental Laws" as defined below; (iii) to the best knowledge of Seller there are no on-site locations where hazardous substances, including such substances as asbestos and Polychlorinated Biphenals (PCBs), solid wastes or Hazards from the Business have been stored, treated, recycled or disposed of;
               (iv) there has been no litigation brought or, to the best knowledge of Seller, threatened, and no settlement reached, by or with any parties alleging the presence, disposal, release or threatened release of any hazardous substances, solid wastes or

          Hazards from the use or operation of the Business; and (v) to the best knowledge of Seller no portion of the Business has been used as a landfill. The terms "hazardous substance," "release," "solid waste" and "disposal" (or "disposed") each shall have the broadest meanings specified in any of the Environmental Laws. The term "Environmental Laws" shall include any and all federal, state and local laws that relate to or impose liability or standards of conduct concerning public or occupational health and safety or protection of the environment, as now or hereinafter in effect, and as have been or hereafter may be amended or reauthorized, including without limitation the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. 9601, et seq.); the Hazardous Materials Transportation Act (42 U.S.C. 1802, et seq.); the Resources Conservation and Recovery Action (42 U.S.C. 6901, et seq.); the Federal Water Pollution Control Action (33 U.S.C. 1251, et seq.); the Toxic Substances Control Action (15 U.S.C. 2601, et seq.); the Clean Air Act (42 U.S.C. 7901, et
          seq.); the National Environmental Policy Act (42 U.S.C. 4231, et seq.); the Refuse Act (33 U.S.C. 407, et seq.); the Safe Drinking Water Act (42 U.S.C. 300(f), et seq.); the Occupational Safety and Health Act (29 U.S.C. 651, et seq.); and all rules, regulations, codes, ordinances and guidance documents promulgated or published thereunder, and the provisions of any licenses, permits, orders and decrees issued pursuant to any of the foregoing.
                    (m) Financial Statements.  The balance sheets of Business as of December 31, 2001 and related statements of operations and cash flows for the fiscal year then ended and (the "Year-End Financial Statements") (Exhibit C) and the balance sheet and related statements of operations, are accurate. The most recent balance sheet so described is referred to herein as the "Latest Balance Sheet." Except as disclosed therein, the aforesaid financial statements (i) are in accordance with the books and records of the Buyer and have been prepared in conformity with generally accepted accounting principles ("GAAP") consistently applied for all periods, and (ii) fairly present the financial position of Business as of the respective dates thereof, and the results of operations, changes in shareholders' equity and changes in cash flow for the periods then ended, all in accordance with GAAP consistently applied for all periods.
                    (n) Loss Contingencies; Other Non-Accrued Liabilities. Except as described in the notes to the Latest Balance Sheet, Business does not have (i) any Loss Contingencies (as hereinafter defined) which are not required by GAAP to be accrued; (ii) any Loss Contingencies involving an unasserted claim or assessment which are not required by GAAP to be disclosed because the potential claimants have not manifested to the Buyer an awareness of a possible claim or assessment; or (iii) any categories of known liabilities or obligations (other than non-pension post-retirement medical care, dental care, life insurance or other benefits) which are not required by GAAP to be accrued. For purposes of this Agreement, "Loss Contingency" shall mean an existing condition, situation, or set of circumstances involving uncertainty as to possible charges against income, including those charges commonly referred to as "expenses," to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.

                    (o) Absence of Certain Changes. Since the date of the Latest
               Balance Sheet, the Buyer has owned and operated its assets, properties and businesses in the ordinary course of business and consistent with past practice; without limiting the generality of the foregoing, the Seller has not, subject to the aforesaid exceptions,
                    (i) Suffered any adverse change in its condition  (financial or otherwise), working capital, assets, properties, liabilities, obligations, reserves, businesses, prospects, goodwill or going concern value or experienced any event or failed to take any action which reasonably could be expected to result in such an adverse change;
                    (ii) Suffered any loss, damage, destruction or other casualty (whether or not covered by insurance) or suffered any loss of officers, employees, dealers, distributors, independent contractors, customers, or suppliers or other favorable business relationships;
                    (iii) Declared, set aside, made or paid any dividend or other distribution in respect of its capital stock; or purchased or redeemed any shares of its capital stock;
                    (iv) Issued or sold any shares of its capital stock,  or any options, warrants, conversion, exchange or other rights to purchase or acquire any such shares or any securities convertible into or exchangeable for such shares;
                    (v) Incurred any indebtedness for borrowed money;

                    (vi) Mortgaged,  pledged,  or subjected to any lien,  lease, security interest or other charge or encumbrance any of its properties or assets, tangible or intangible; (vii) Acquired or disposed of any assets or properties, except in the ordinary course of business;
                    (viii) Forgiven or canceled any debts or claims, or waived any rights; (ix) Granted to any officer or salaried employee or any other employees any increase in compensation in any form or paid any severance or termination pay;

                    (x) Entered into any commitment for capital expenditures for additions to plant, property or equipment; or

                    (xi) Agreed,  whether in writing or  otherwise,  to take any action described in this subsection.
                    (p) Tax Matters.
                    (i) Tax Returns.  Business has duly and timely filed all tax information reports, returns and related documents required to be filed by it with respect to the income- type, sales/use-type and employment-related taxes of the United States and the states and other jurisdictions. Business has duly and timely filed all other tax and information reports, returns and related documents required to by filed by it with any Authority, including without limitation all returns and reports of income, franchise, gross receipts, sales, use, occupation, employment, withholding, excise, transfer, real and personal property and other taxes, charges and levies (collectively, the "Tax Returns") and has duly paid, or made adequate provisions for the due and timely payment of all such taxes and other charges, including without limitation interest, penalties, assessments and deficiencies, due or claimed to be due from them by any such Authorities; the reserves for all of such taxes and other charges reflected in the Latest Balance Sheet are adequate; and there are no liens for such taxes or other charges upon any property or assets of Business.

          There is no material omission, deficiency, error, misstatement or misrepresentation, whether innocent, intentional or fraudulent, in any Tax Return filed by Business for any period. The federal income tax returns of Business have been examined by the Internal Revenue Service and, except to the extent shown therein, all deficiencies asserted as a result of such examinations have been paid or finally settled and no issue has been raised by the Internal Revenue Service in any such examination which, by application of similar principles, reasonably could be expected to result in a proposed deficiency for any other period not so examined. All deficiencies and assessments resulting from examination of the Tax Returns of Business have been paid. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any Tax Return for any period.
                    (ii) Cooperation on Tax Matters.  The Seller and Buyer shall cooperate fully, as and to the extent reasonably requested by the other party, in connection with the filing of Tax Returns and any audit, litigation or other proceeding with respect to taxes. Such cooperation shall include the retention and (upon the other party's request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation on any material provided hereunder.
                    6. Buyer's Representations and Warranties.  Buyer represents and warrants to Seller that:
                  (a) Organization and Standing. Buyer is now and on the Closing Date will be a limited liability company duly organized, validly existing and in good standing under the laws of the State of Nevada;
                    (b) Authorization. All necessary action to approve the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby has been taken by Buyer, and this Agreement constitutes a valid and binding agreement of Buyer enforceable in accordance with its terms;

                    (c) Absence of Restrictions. No unwaived contract, agreement or other instrument or condition exists or on the Closing Date will exist which restricts, limits or in any manner materially adversely affects any aspect of this Agreement or the transactions contemplated hereby. The execution, delivery and performance of this Agreement and the transactions contemplated hereby by Buyer do not, and will not at Closing Date, conflict with or result in the termination or breach of any terms, condition or provisions of, or constitute a default under the certificate of incorporation, or any contract, lease agreement or other instrument or condition by which Buyer is bound; and

                    (d)  Litigation.  There  is  no  litigation,  proceeding  or governmental investigation pending and no other judicial or administrative proceedings which would materially adversely affect Buyer's power, authority or ability to enter into this Agreement and to carry out the transactions contemplated hereby, nor any circumstances which might give rise to such proceedings.

                    7. Conditions Precedent to Buyer's Obligations. The obligation of Buyer to consummate the transactions contemplated hereby is, at Buyer's option, subject to the fulfillment prior to and at the Closing Date of each of the following conditions:
                    (a) Representations and Warranties.  The representations and warranties  of  Seller  contained  in  this  Agreement  or in any statement, exhibit or other document delivered pursuant to this Agreement or in connection with the transaction contemplated hereby shall be true and correct in all material respects on and as of the Closing Date as though such representations and warranties were made at and as of such time;
                    (b) Performance.  Seller shall have in all material respects performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to and on the Closing Date;
                    (c) No  Adverse  Change.  Between  the date  hereof  and the
               Closing Date, there shall not have been any material adverse change in the Assets or the operations or financial position of the Business (excluding loss of personnel and advertising sales for air time on the Business), which would include the fact that there has not been any action in contemplation of, or which would constitute the basis for, the institution of an insolvency proceeding of any character;
                    (d) Actions.  No action, suit or proceeding before any court or any governmental body or authority pertaining to the transactions contemplated by this Agreement or its consummation shall have been instituted or threatened on or before the Closing Date; and
                    (e) Documentation. All of the requirements of Paragraph 12 have been met.
                    8. Conditions Precedent to Seller's Obligations. The obligation of Seller to consummate the transactions contemplated hereby is subject to the fulfillment prior to and on the Closing Date of each of the following conditions:
                    (a) Representations and Warranties.  The representations and warranties of Buyer contained in this Agreement or in any statement, certificate, exhibit or other document delivered pursuant to this Agreement or in connection with the transaction contemplated hereby shall be true and correct in all material respects at and as of the Closing Date as though such representation and warranties were made at and as of such time;
                    (b) Performance.  Buyer shall have in all material  respects performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to and at the Closing Date;

                    (c) Actions.  No action, suit or proceeding before any court or any governmental body or authority which relates to Buyer's qualifications and which would be materially adverse to Seller under this Agreement and the consummation of this Agreement shall have been instituted or threatened on or before the Closing Date; and
                    (d) Documentation. All of the requirements of Paragraph 13 have been met.
                    9. Indemnification by Seller. (a) It is understood and agreed that Buyer does not assume, and shall not be obligated to pay, any liability of Seller under the terms of this Agreement or otherwise, and shall not be obligated to perform any obligations of Seller of any kind or manner, except by reason of contracts expressly assumed by Buyer hereunder, and with respect to such contracts, only such obligations which arise subsequent to the Closing Date, or as herein provided. For a period of one (1) year following the Closing, Seller hereby agrees to indemnify, defend and hold harmless Buyer and WEINER, and its successors and assigns, from and against, and shall reimburse them for:
                    (i) Any and all claims, demands,  liabilities,  obligations, actions, suits, proceedings, losses, damages, costs, expenses, assessments, judgments, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees and expenses, of any kind and description, contingent or otherwise (the foregoing hereinafter collectively referred to as "Damages"), occasioned by, arising out of or resulting from the operation of the Business prior to the Closing under any contract, agreement or lease assumed by Buyer hereunder or otherwise, and any claim relating to the issuance of the Shares to Buyer pursuant to this Agreement.
                    (ii) Any and all Damages  occasioned  by,  arising out of or resulting from any misrepresentation, breach of warranty or nonfulfillment of any covenant, or default or nonfulfillment of any agreement on the part of Seller under this Agreement, or from any certificate, agreement, appendix, schedule or other instrument furnished to Buyer pursuant to this Agreement or in connection with any of the transactions contemplated hereby.
                    (b) Buyer shall notify Seller in writing  within thirty (30)
               days of the occurrence of any event, or of its discovery of any facts, which in the opinion of its counsel would entitle or may entitle it to indemnification under this Paragraph 9; provided, however, that failure to give such notice within such thirty (30) day period shall not affect the liability of Seller under this Paragraph 9 unless the failure to give such notice within such time period adversely affects to a material degree Seller's ability to defend itself against a claim of Buyer or to cure the default giving rise to the claim for indemnification on account thereof. With respect to threatened or asserted claims of third parties, Seller shall promptly defend such claim by counsel of its own choosing;
                    (c) If Seller,  within  reasonable  time  after  notice of a claim, fails to defend Buyer, Buyer shall be entitled to undertake the defense, compromise or settlement of such claim at the expense of and for the account and risks of Seller, subject to the right of Seller to assume the defense of such claim at any time prior to the settlement, compromise or final determination thereof;
                    (d) Anything in this section to the contrary notwithstanding, (i) if there is a reasonable probability that a claim may materially and adversely affect Buyer, Buyer will have the right, at its own cost and expense, to defend, compromise or settle such claim; and (ii) Seller will not, without Buyer's written consent, settle or compromise any claim or consent to any entry of judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to Buyer of a release from all liability in respect to such claim; and

                    (e) This  indemnity is intended by Seller to cover all acts, suits, proceedings, claims, demands, assessments, adjustments, interest, penalties, costs, and expenses (including, without limitation, reasonable fees and disbursements of counsel), arising within said one (1) year following the Closing whether suit is instituted or not and, if instituted, whether at the trial or appellate level, with respect to any and all of the specific matters set forth in this indemnity.
                    10. Indemnification by Buyer.
                    (a) For a period  of one (1)  year  following  the  Closing,
               Buyer herewith agrees to indemnify and hold Seller and its successors and assigns harmless against:
                    (i) Any and all claims, demands,  liabilities,  obligations, actions, suits, proceedings, losses, damages, costs, expenses, assessments, judgments, recoveries and deficiencies, including interest, penalties, and reasonable attorneys' fees, of any kind and description, contingent or otherwise (the foregoing hereinafter collectively referred to as "Damages"), occasioned by, arising out of or resulting from the operation of the Business subsequent to the Closing under any lease, contract, or agreement assumed by Buyer hereunder or otherwise. (This paragraph shall not apply to any acts of Seller or Seller's representatives; i.e., Buyer shall not indemnify Seller from such acts.)
                    (ii) Any and all Damages  occasioned  by,  arising out of or resulting from any misrepresentation, breach of warranty, or nonfulfillment of any covenant, or default or nonfulfillment of any agreement on the part of Buyer under this Agreement, or from any certificate, agreement, appendix, schedule or other instrument furnished to Seller pursuant to this Agreement or in connection with any of the transactions contemplated hereby.
                    (b) Seller shall notify Buyer in writing, within thirty (30)
               days of the occurrence of any event, or of the discovery of any facts, which in the opinion of counsel entitles or may entitle it to indemnification under this Paragraph 10; provided, however, that failure to give such notice within such thirty (30) day period shall not affect the liability of Buyer under this Paragraph 10 unless the failure to give such notice within such time period adversely affects to a material degree Buyer's ability to defend itself against a claim of Seller or to cure the default giving rise to the claim for indemnification on account thereof. With respect to threatened or asserted claims of third parties, Buyer shall promptly defend such claim by counsel of its own choosing;
                    (c) If Buyer within a reasonable  time after notice of claim fails to defend Seller, Seller shall be entitled to undertake the defense, compromise or settlement of such claim at the expense of and for the account and risk of Buyer, subject to the right of Buyer to assume the defense of such claim at any time prior to the settlement, compromise or final determination thereof;
                    (d)    Anything   in   this    section   to   the   contrary
               notwithstanding, (i) if there is a reasonable probability that a claim may materially and adversely affect Seller, Seller will have the right, at its own cost and expense, to defend such claim but not to compromise or settle such claim without Buyer's prior written consent; and (ii) Buyer will not, without Seller's written consent, settle or compromise any claim or consent to any entry of judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to Seller of a release from all liability in respect of such claim; and
                    (e)    Anything   in   this    section   to   the   contrary
               notwithstanding, (i) if there is a reasonable probability that a claim may materially and adversely affect Buyer, Buyer will have the right, at its own cost and expense, to defend such claim but not to compromise or settle such claim without Seller's prior written consent; and (ii) Seller will not, without Buyer's written consent, settle or compromise any claim or consent to any entry of judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to Buyer of a release from all liability in respect of such claim.
                    11. Bulk Sales Law. Buyer hereby waives compliance by Seller with the provisions of the Utah Bulk Sales Law, if applicable, and Seller warrants and agrees to pay and discharge when due all claims of creditors which could be asserted against Buyer by reason of such noncompliance to the extent that such liabilities arise before the Closing and are not specifically assumed by Buyer under this Agreement, and agrees to protect, defend, save harmless and indemnify Buyer from and against any and all such claims and demands pursuant to the procedures set forth in Paragraph 9 hereof which shall apply thereto in all respects.
                    12. Seller's  Performance at Closing. On the Closing Date at
               the Closing Place, Seller shall execute and deliver or cause to be delivered to Buyer, in form and substance reasonably satisfactory to Buyer and its counsel:
                    (a) A Bill of Sale  conveying  to Buyer all of the  Personal
               Tangible Assets to be acquired by Buyer hereunder;
                    (b) An assignment  assigning to Buyer the contracts,  leases and agreements to be assigned to Buyer hereunder, together with necessary consents thereto and the original copies of said contracts, agreements, leases and consents;
                    (c) A certificate  of an officer of Seller stating that: (i)
               all representations, warranties and covenants of Seller as set forth in this Agreement and in the other instruments delivered by Seller are true and correct as of the Closing Date; or (ii) Seller has, in all material respects, performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by Seller at or prior to the Closing Date;
                    (d) A  share  certificate  representing  750,000  Shares  in
               Seller with ownership in the name of Buyer;
                    (e) Copies of the files and records referred to in Paragraph
               1(e) hereof; and
                    (f) Such other assignments,  bills of sale or instruments of conveyance, certificates of officers and other documents as reasonably may be requested by Buyer to consummate this Agreement and the transactions contemplated thereby.
                    13. Buyer's  Performance at Closing.  On the Closing Date at
               the Closing Place, Buyer shall execute and deliver or cause to be delivered to Seller, in form and substance reasonably satisfactory to Seller and its counsel:
                    (a) The  purchase  price as set forth in  Paragraph 3 hereof payable by bank cashier's check, certified check, or by wire transfer;
                    (b) Such other  documents as reasonably  may be requested by
               Seller to consummate this Agreement and the transactions contemplated hereby.
                    14. Survival of Covenants,  Representations  and Warranties.
               All representations and warranties of the Seller contained in this Agreement shall survive the Closing Date. The representations and warranties of Buyer shall not survive the Closing Date. In no event will Buyer have any liability for compensation payments, benefits, accrued vacation obligations or any other obligations of Seller to its employees with respect to any period ending on or prior to the Closing Date, whether or not any of such employees shall be retained by Buyer.
                    15.  Finders,  Consultants  and Brokers.  The Parties hereto hereby represent and warrant to one another that there are no brokers or finders involved in this transaction.
                    16. Restrictive Covenants.
                    (a) Post-Closing  Confidentiality.  The Seller  acknowledges intent to fully and effectively convey to the Buyer all proprietary rights, including the Intellectual Property Rights of Business, to be transferred to the Buyer pursuant hereto. Accordingly, the Seller shall at all times keep confidential and shall not disclose to others any proprietary rights, including the Intellectual Property Rights, and shall not use or permit to be used any proprietary rights or any Intellectual Property Rights for any purpose other than the performance of obligations to the Buyer.
                    (b) Non-Diversion.  Until the second anniversary of the date of Closing, the Seller shall not take advantage of, or attempt to take advantage of, any actual or potential business or opportunities of Seller of which Seller becomes aware as the result of its affiliation with the Business or its relationship with the Buyer and which relate specifically to A & A Medical Supply, or any part thereof.

                    (c) Non-Recruitment. Until the second anniversary of the date of Closing, the Seller shall not hire away, or cause any other person to hire away, any employee of or consultant to the Buyer (including, without limitation, persons employed or engaged by the Buyer before the date of this Agreement, or directly or indirectly entice or solicit or seek to include or influence any of such employees or consultants to leave their employment or engagement with the Seller, without the prior written consent of the Seller, which may be withheld in the sole discretion of the Buyer.

                    (d) Remedies.  The covenants  contained in this Paragraph 16 impose a reasonable restraint on the Seller in light of the activities and business of the Buyer and future plans.

                    (e) Severability and Modification of Any Unenforceable Covenant. Each of the Restrictive Covenants will be read and interpreted with every reasonable inference given to its enforceability. However, if any term, provision or condition of the Restrictive Covenants is held by a court or arbitrator to be invalid, void or unenforceable, the remainder of the provisions thereof shall remain in full force and effect and shall in no way be affected,
               impaired  or  invalidated.   If  a  court  or  arbitrator  should
               determine any of the Restrictive Covenants are unenforceable because of overbreadth, then the court or arbitrator shall modify such covenant so as to make it enforceable to the fullest extent the court or arbitrator deems reasonable and enforceable under the prevailing circumstances.

                    17. Notices. Any notice or other communication hereunder must be given in writing and either (a) delivered in person, (b) transmitted by telex, telefax or telecopy mechanism, provided that any notice so given is also mailed as provided in clause
               (c), or (c) mailed, postage prepaid, receipt requested, to the addresses set forth below or to such other address or to such other persons as either party shall have last designated by such notice to the other party. Each such notice or other communication shall be effective (i) if given by telecommunication, when transmitted to the applicable number and an appropriate answer back is received, (ii) if given by mail, three days after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or
               (iii) if given by any other means, when actually received at such address.

                  If to Seller:           David Weiner
                                           A and A Medical
                                           13743 Ventura Boulevard, #200
                                           Sherman Oaks, CA 91423


                  With a copy to:          Gary N. Schwartz, Esq.
                                           NARVID SCOTT SCHWARTZ & FRANGIE LLP
                                           15060 Ventura Boulevard, Suite 490
                                           Sherman Oaks, CA 91403
                                           Fax:  (818) 907-9896


                  If to Buyer:             Rick Bailey
                                             500 E. Cheyenne Avenue
                                             North Las Vegas, NV 89030
                                             Fax:  (702) 642-4991
               or any such other addresses as the Parties may from time to time designate in writing.
                    18. Confidentiality. The Parties agree to use their best efforts to keep confidential any and all information furnished to either of them by a party in the course of the negotiations and the business, technical and legal reviews, except such information as may be available to the public or to the other party from another source not under an obligation of confidentiality. In this regard, the Parties agree to execute and be bound by such written confidentiality agreements as shall be reasonably requested by either party.
                    19. Other  Documents.  The Parties shall execute and deliver on a timely basis all such further and additional documents as shall be convenient, necessary or desirable to the implementation and consummations of this Agreement.
                    20. Waiver. No waiver by a party of any provision of this Agreement shall be considered a waiver of any other provision or any subsequent breach of the same or any other provision, including the time for performance of any such provision. The exercise by a party of any remedy provided in this Agreement or at law shall not prevent the exercise by that party of any other remedy provided in this Agreement or at law.
                    21. Business's Employees. Buyer shall have the right, but not the obligation, to retain any and all employees of the Seller.
                    22. Exhibits.  All exhibits attached to this Agreement shall be deemed part of this Agreement and incorporated herein, where applicable, as if fully set forth therein.

                    23 Governing Law. This  Agreement  shall be governed by, and construed and enforced in accordance with, the laws of the State of California.
                    24 Entire Agreement. This Agreement,  including the attached exhibits and agreements, shall constitute the full and entire understanding of the Parties with respect to the subject matter hereof, and any prior agreement or understanding concerning the same is hereby terminated and canceled in its entirety and is of no further force and effect.
                    25 Attorneys' Fees for Actions Under This Agreement.  If any
               suit, action or proceeding is commenced by either party to this Agreement against the other to obtain any relief by reason of any alleged breach of the representations, warranties, indemnities or covenants contained in this Agreement, or to enforce any of the provisions of this Agreement, or to determine either or both of the Parties' rights, duties or obligations hereunder, the prevailing party shall be entitled to recover reasonable attorneys' fees and all costs and expenses relating to such suits, actions or proceedings.
                    26 Closing Date and  Location.  The Closing Date shall be on
               February 6, 2002. The location of the Closing (the "Closing Place") shall be at Buyer=s counsel's office, unless mutually agreed otherwise.
                    27 Binding Effect.  This Agreement is binding upon and shall inure to the benefit of the Parties hereto, their respective insurers, agents, administrators, employees, representatives, partners, officers, directors, shareholders, affiliates, joint venturers, attorneys, assigns, heirs and successors in interest.
                    28 Warranty of Signatories. Each of the persons signing this
               Agreement on behalf of an entity warrants and represents that he has the right, power, legal capacity and authority to execute this Agreement on behalf of such entity, without the concurrence or approval of any other person, any entity or any Court, and to thereby bind such entity to this Agreement.

                    29  Headings.   The  headings  of  the  paragraphs  of  this
               Agreement are inserted as a matter of convenience and for reference purposes only and in no respect define, limit or describe the scope of this Agreement or the intent of any paragraph hereof.
                    30 Assignability.  This Agreement cannot be assigned without approval from the non-requesting party, and which consent shall not be unreasonably withheld or delayed.
                    31 Counterparts.  This Agreement may be signed in any number of counterparts with the same effect as if the signature on each such counterpart were on the same instrument. Each fully executed set of counterparts shall be deemed to be an original, and all of the signed counterparts together shall be deemed to be one and the same instrument.
                    32 Audit. Seller agrees to complete at its cost within sixty
               (60)  days   post-Closing  an  audit  (segment   accounting/audit
               purposes) of the operations of the Business through the time period of December 31, 2001. Upon completion of the audit, Seller shall provide the audit report at no cost to Buyer.

                    IN WITNESS  WHEREOF,  the Parties  hereto have executed this
               Agreement on the day and year first above written.

                                             "SELLER"

                                             TRSG CORP.
                                             A Delaware Corporation



                                             By: /s/Richard Bailey
                                                RICHARD BAILEY, President

                                         "BUYER"

                                         A and A MEDICAL COMPANY
                                         A Nevada Limited Liability Company



                                         By: /s/David Weiner
                                         DAVID WEINER, Manager

                                 Exhibit 10(vii)

                      BILL OF SALE AND ASSIGNMENT OF ASSETS



                    THIS  BILL OF SALE AND  ASSIGNMENT  OF  ASSETS is made as of this 6th day of February, 2002, by TRSG CORP., a Delaware corporation (hereinafter referred to as "Seller").

                    WHEREAS,  Seller  and A  and A  Medical  Company,  a  Nevada
               limited liability company ("Buyer"), have entered into an Asset Purchase Agreement dated as of February 1, 2002 (the "Purchase Agreement"), pursuant to which Seller has agreed to sell to Buyer, and Buyer has agreed to purchase from Seller, the Personal Tangible Assets (as defined therein), all in accordance with and subject to the terms and conditions set forth in the Purchase Agreement;

                    NOW,  THEREFORE,  for and in consideration of the payment by
               Buyer of the purchase price pursuant to the Purchase Agreement, the receipt and sufficiency of which are hereby acknowledged, and in further consideration of the mutual covenants and agreements contained in the Purchase Agreement, and pursuant to the terms of the Purchase Agreement, Seller does hereby sell, transfer, assign, convey and deliver to Buyer, its successors and assigns the following, free and clear of all debts, liens, security interests, mortgages, trusts, claims, liabilities and encumbrances, except as specifically assumed by the terms of the Purchase Agreement: all of the assets and rights of every kind and nature, except as specifically excluded by Paragraph 2 of the Purchase Agreement, used or useful r intended for use in the operation of A & A Medical Supply (the "Business"), including those assets used by Seller as of February 6, 2002, including but not limited to:

                    (i) All of the physical  assets,  machinery,  equipment  and other Personal Tangible Assets, as defined in the Purchase Agreement, including but not limited to that listed in Appendix A hereto;

                    (ii) All pertinent original files, records,  documents,  and logs pertaining to the Business or its operations, including, but not limited to, all contracts, leases and agreements to be assigned under the Purchase Agreement which Buyer has expressly agreed in writing to assume; and

                    (iii) All rights,  licenses,  permits,  authorizations,  and other intangibles which are useful or intended to be used in the operation of the Business.

                    TO HAVE AND TO HOLD the said  described  property  to Buyer, its successors and assigns, for its exclusive use and benefit forever.

                    Seller does hereby  agree,  from and after the date  hereof, upon the request of Buyer, to execute such other documents as Buyer may require in order to obtain the full benefit of this Bill of Sale and Assignment of Assets and Seller's obligations hereunder.

                    IN  WITNESS  WHEREOF,   the  undersigned  have  caused  this
               instrument to be duly executed as of the date first written above.

                              "SELLER"

                              TRSG CORP.
                              A Delaware Corporation



                              By: /s/Rick Bailey
                                 --------------------------------
                                 RICK BAILEY, President



         ASSIGNMENT ACCEPTED:

         A and A MEDICAL COMPANY
         A Nevada Limited Liability Company


         By: /s/David Weiner
            ---------------------------------
            DAVID WEINER, Manager

                                Exhibit 10(viii)

                      ASSIGNMENT OF CONTRACTS, LEASES, ETC.
                            AND ASSUMPTION AGREEMENT


                    This Assignment of Contracts,  Leases,  Etc., and Assumption
               Agreement ("Assignment") is made as of this 6th day of February, 2002 by and between TRSG CORP., a Delaware corporation ("Assignor"), and A and A MEDICAL COMPANY, a Nevada Limited Liability Company ("Assignee").


                              W I T N E S S E T H:

                    WHEREAS,  Assignor  and  Assignee  have  entered  into  that certain Asset Purchase Agreement dated as of February 1, 2002, ("Agreement"), for the purchase and sale of certain assets of the business known as A & A Medical Supply, a division of Assignor ("Business"); and


                    WHEREAS, this Assignment is being made pursuant to the terms of the Agreement for the purpose of assigning to Assignee all of Assignor's rights, title and interest in and to those certain contracts, leases, licenses, permits, approvals, and intangibles and (if and to the extent assignable) described on Exhibit "B" attached hereto (collectively, the "Contracts");

                    NOW,  THEREFORE,  for good and valuable  consideration,  the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                    1. Assignment of Contracts. Assignor, effective as of the Closing Date, hereby grants, assigns, sells, transfers, conveys and delivers to Assignee the Contracts and all of Assignor's right, title, interest, benefits and privileges thereunder, and Assignee hereby accepts such Assignment.

                    2. Assumption of Obligations. By acceptance of this Assignment, Assignee from and after the Closing Date hereby assumes and agrees to perform and to be bound by all of the terms, covenants, conditions and obligations imposed upon or assumed by Assignor under the Contracts. Said assumption and agreement shall have application only to those obligations under the Contracts. This Assignment shall have no application to obligations accruing or arising prior to the Closing Date.

                    3. Indemnities. Assignor hereby indemnifies and holds harmless Assignee from and against any and all claims, liens, damages, demands, liabilities, obligations, lawsuits, and/or causes of action, judgments, losses, costs and expenses (including, without limitation, reasonable attorney's fees and expenses) accruing or arising under the Contracts made or expressed prior to the date of the close of escrow of the sale of the Business by Assignor to Assignee pursuant to the Agreement

               (the "Closing date"). Assignee hereby indemnifies and holds harmless Assignor from and against any and all claims, liens, damages, demands, liabilities, obligations, lawsuits, and/or causes of action, judgments, losses, costs and expenses (including, without limitation, reasonable attorney's fees and expenses) accruing or arising under the Contracts on or after the Closing Date.

                    4. Successors and Assigns.  This Assignment shall be binding upon and inure to the benefit of the successors, assigns, personal representatives, heirs and legatees of the respective parties hereto.

                    5. Further Assurances.  Assignor does hereby agree, from and after the date hereof, upon the request of Assignee, to execute, acknowledge and deliver all such further acts, deeds, assignments, transfers, conveyances and assurances and such other documents as Assignee may require in order to obtain the full benefit of this Assignment and Assignor's obligations hereunder.

                    6.  Attorneys'  Fees.  In the event of the  bringing  of any action or suit by a party hereto against another party hereunder by reason of any breach of any of the covenants, conditions, agreements or provisions on the part of the other party, arising out of this Assignment, then in that event the prevailing party shall be entitled to have and recover of and from the other party all costs and expenses of the action or suit, including reasonable attorneys' fees.

                    7. Governing Law. This Assignment shall be governed by, interpreted under, and construed and enforceable with, the laws of the State of California.

                    8. Acknowledgment.  Assignee is hereby acknowledge,  affirm, confirm and agree that collectively all obligations assumed hereunder are done so individually, jointly and severally.

                    9.Counterparts.  This Assignment may be executed in multiple counterparts, each of which shall be deemed an original, but all of which, together, shall constitute one and the same instrument.


                    IN WITNESS  WHEREOF,  the parties  hereto have executed this instrument as of the date first written above.


                                                  "ASSIGNOR"

                                                  TRSG CORP.,
                                                  A Delaware Corporation

                          By: /s/Rick Bailey
                             ----------------------------------
                             RICK BAILEY, President



                          "ASSIGNEE"

                          A and A MEDICAL COMPANY,
                          A Nevada Limited Liability Company


                          By: /s/David Weiner
                             -----------------------------------
                             DAVID WEINER, Manager