Form 10QSB
period 2002-06-30
TRSG CORP
filed 2002-08-23
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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





             3095 E. Patrick Lane, Suite 1, Las Vegas, Nevada 89120
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2002 was 93,408,731.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to TRSG Corporation., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 9 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                TRSG CORPORATION
                                    --------

                              FINANCIAL STATEMENTS
                                    ---------

                                  JUNE 30, 2002

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

Financial Statements:

    Balance Sheet                                                         F-3

    Statement of Operations                                               F-4

    Statement of Changes in Stockholders' Equity (Deficit)                F-5

    Statement of Cash Flows                                               F-6

    Notes to Financial Statements                                         F-8

                                TRSG CORPORATION
                                  BALANCE SHEET




                                     ASSETS

                                                                      June 30,        December 31,
                                                                        2002              2001
                                                                   -------------      -------------
                                                                     (Unaudited)        (Unaudited)

         CURRENT ASSETS:
            Cash and cash equivalents                              $      22,952      $      12,096
            Accounts receivable:
               Trade                                                      40,453            128,280
               Related party                                             665,445            891,957
               Other                                                     127,140              1,500
            Inventories                                                   77,871            499,594
                                                                   -------------      -------------

                     Total current assets                                933,861          1,533,427

         Property and equipment -                                        440,963            547,603
            Less accumulated depreciation and amortization             (347,924)          (332,687)
                                                                   -------------      -------------

                                                                          93,039            214,916

         OTHER ASSETS:
            Goodwill, net of accumulated amortization,
               of $156,107                                                     -          1,245,925
            Other                                                              -             54,172
                                                                   -------------      -------------

                                                                               -          1,300,097
                                                                  $    1,026,900      $   3,048,440
                                                                  ==============      =============


    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                                  BALANCE SHEET
                                   (CONTINUED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      June 30 ,       December 31,
                                                                        2002              2001
                                                                    ------------      ------------
                                                                     (Unaudited)       (Unaudited)

         CURRENT LIABILITIES:
            Current portion of long-term debt                       $          -      $       4,213
            Notes payable                                                346,936             90,000
            Accounts payable:
                              Trade 625,906 940,966
               Related                                                         -             69,751
               Commissions                                               210,922            201,271
               Accrued expenses                                           62,732             93,263
                                                                    ------------      -------------

                   Total current liabilities                           1,245,956            996,796


         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value, 5,000,000
               shares auth. No shares issued and outstanding                   -                  -
            Common stock, - $.001 par value, 200,000,000
                shares auth. Issued and outstanding -
                48,383,731 and 24,822,731 shares at
                June 30, 2002 and December 31, 2001,
                respectively                                              48,384              18,258
            Additional paid-in capital                                 3,655,239           2,182,220
            Accumulated deficit                                      (3,922,679)           (719,218)
                                                                    ------------      --------------

                                                                       (219,056)         (1,481,260)
                                                                    ------------      --------------

                                                                    $  1,026,900      $    2,478,056
                                                                    ============      ==============


    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                              2002             2001            2002             2001
                                          ------------     -------------  ------------    -------------

                 SALES                    $    279,380     $     393,488  $    559,234    $   1,097,285

         COST OF SALES                           8,761            80,540       117,102          221,504
                                          ------------     -------------  ------------    -------------

         GROSS PROFIT                          270,619           312,948       442,222          875,781

         SELLING, GENERAL AND                  539,767           616,455     1,282,926        1,316,033
                                          ------------     -------==----  ------------    -------------
            ADMINISTRATIVE EXPENSES

         LOSS FROM OPERATIONS                (269,178)         (303,507)     (810,704)        (440,252)

         OTHER INCOME (EXPENSE):
            Loss on sale - A&A Medical
                           Supply Co.               -                  -      (43,105)                -
            Interest expense - net             (3,264)          (18,064)       (6,733)         (22,377)
            Gain on settlement                       -                 -             -          586,970
            Other                                    -             2,814             -            7,045
            Abandonment of leasehold
                 improvements                       -                  -      (26,329)                -
            Impairment of goodwill         (1,203,953)                 -   (1,203,953)                -
                                          ------------     -------------  ------------    -------------
                                           (1,207,217)          (15,250)   (1,280,120)          553,638

         NET INCOME(LOSS)                 $(1,476,395)     $   (318,757)  $(2,090,824)    $     113,386
                                          ============     -------------  ------------    -------------

         BASIC EARNINGS ( LOSS)
            PER SHARE                     $     (.034)     $      (0.02)  $     (.048)    $        0.01
                                          ============     =============  ============    =============

         WEIGHTED AVERAGE
            SHARES OUTSTANDING              43,241,786        18,234,623    43,365,286       16,765,112
                                          ============     =============  ============    =============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  SIX MONTHS ENDED
                                                                                         --------------------------------
                                                                                             JUNE 30,         JUNE 30,
                                                                                              2002               2001
                                                                                        ---------------    ---------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                           $   (2,090,824)            113,386
            Adjustments to reconcile net income (loss)
               to net cash from (to) operating activities:
                 Loss on disposal of A&A Medical Supply                                          43,105                  -
                 Loss on abandonment of leasehold improvements                                   26,329                  -
                 Net current assets disposed of with A&A Medical Supply                        (22,561)                  -
                 Depreciation and amortization                                                   43,105             66,649
                 Stock issued for services                                                      241,140             56,301
                 Impairment of goodwill                                                       1,203,953                  -
            Changes in operating assets and liabilities which increase
               (decrease) cash flow:
                 Accounts receivable                                                          (125,925)           (36,197)
                 Inventories                                                                    421,723           (60,318)
                 Prepaid expenses                                                                     -             97,732
                 Accounts payable                                                             (370,781)            153,154
                 Accrued expenses                                                              (30,561)             50,927
                 Deferred revenue                                                                     -          (244,629)
                                                                                        ---------------    ---------------

            Net cash from (to) operating activities                                           (636,618)            197,005

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from sale of A&A Medical Supply Co.                                        114,000                  -
            Capital expenditures                                                                (3,606)            (3,000)
            Purchase of TRSG CORPORATION                                                              -          (350,000)
            Advances to related party                                                           226,512          (577,443)
            Cash received in acquisition                                                              -              2,196
            Deposit                                                                              54,172                  -
            Other                                                                                     -              5,350
                                                                                        ---------------    ---------------
                Net cash to investing activities                                                391,078          (922,897)

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of stock                                                           -            716,702
            Proceeds from issuance of debt                                                      256,396            115,000
                                                                                        ---------------    ---------------
               Net cash from financing activities                                               256,396            831,702

         NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                             10,856            105,810

         CASH AND CASH EQUIVALENTS:
            BALANCE - beginning of period                                                        12,096                  -
                                                                                        ---------------    ---------------

         BALANCE - end of period                                                        $        22,952    $       105,810
                                                                                        ===============    ===============

    The accompanying notes are an integral part of the financial statements.

                                TRSG CORPORATION
                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


                             SUPPLEMENTAL DISCLOSURE


                                                                         SIX MONTHS ENDED
                                                                ---------------------------------
                                                                       JUNE 30,    JUNE 30,
                                                                        2002         2001
                                                                  -------------  ------------


         CASH PAID FOR INTEREST                                   $           -  $     21,252
                                                                  =============  ============

         CASH PAID FOR TAXES                                      $           -  $          -
                                                                  =============  ============


                    NONCASH INVESTING AND FINANCING ACTIVITIES

         STOCK ISSUED FOR ACQUISITION                             $           -  $  1,224,131
                                                                  =============  ============

         STOCK ISSUED FOR SERVICES                                $     241,140  $          -
                                                                  =============  ============

                                TRSG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

         NOTE 1 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The balance sheet as of June 30, 2002 and the related statements of operations, and cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the whole year.

         NOTE 2-                 BUSINESS COMBINATION:

               On January 11, 2001, the Company obtained substantially all of the assets and operations of Gateway Distributors, Ltd. ("Gateway") in exchange for 13,448,660 shares of common stock. Gateway is a publicly held company and is a distributor of vitamin and nutritional supplements, health foods, cleaning and skin care products mainly in the United States, Canada, and Japan. On January 4, 2002, the Company issued an additional
               8,000,000 shares to Gateway. In addition, subsequent to the end of the period, the Company issued 45,000,000 restricted shares to Gateway to reimburse them for payments made in the Company's behalf. As a result of these transactions, TRSG Corporation is now became a 71.1% owned subsidiary of Gateway and is consolidated in its financial statements. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition.

         NOTE 3 -          NOTES PAYABLE:

               At June 30, 2002, the Company had $258,238 of notes payable to certain individuals. Both notes bear interest at a fixed rate of 15%, are unsecured and due within one year.

         NOTE 4 -          SETTLEMENT PAYABLE:

               On December 29, 2000, the Company obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 in the current period ended June 30, 2001.

         NOTE 5 -           NOTE PAYABLE - RELATED PARTIES:

               At June 30, 2002, the Company had a $88,158 note payable to stockholders. There is no schedule for repayments of these notes at June 30, 2002.

                                TRSG CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001

         NOTE 6 -          SALE OF A & A MEDICAL SUPPLY CO:

               On February 1, 2002, the Company sold its medical supply division in Utah. A summary of the transaction is as follows:

         Assets sold                                               $       619,817
         Liabilities assumed by buyer                                      316,712
                                                                   ---------------
                                                                           303,105
         Sales price - cash to be received over term of agreement        (260,000)
                                                                   ---------------
         Loss on sale of division                                          $43,105

          At March 31, 2002, other receivables include an amount of $126,000 related to this sale.

         NOTE 7 -      ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

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

         NOTE 8 -        IMPAIRMENT OF GOODWILL:

               Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. During 2002, the Company determined that the carrying amount exceeded the fair value, which estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $1,205,953 was recognized.

               Changes in the carrying amount of goodwill during 2002 are summarized below:


         Balance, January 1, 2002                $         1,245,925
         Amortization expense - goodwill                    (41,972)
         Impairment loss                                 (1,203,953)
                                                 -------------------
         Balance, June 30, 2002                  $                 -
                                                 ===================

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

         General

          As used herein the term "Company" refers to TRSG Corporation., a Delaware corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988.

          On January 11, 2001, the Company issued 13,448,660 shares of its common stock to Gateway Distributors, Inc. ("Gateway") in exchange for substantially all of the assets and operations of Gateway. On January 4, 2002, the Company issued an additional 8,000,000 shares to Gateway. Finally, subsequent to the end of the quarter, the Company issued 45,000,000 shares to Gateway to reimburse them for payments made in the Company's behalf. As a result of these transactions, the Company is now a 71.1 % owned subsidiary of Gateway.

          The Company's products are marketed through network marketing within the United States and wholesale personal import sales outside of the United States. Network marketing enables the Company's independent distributors in the United States to earn profits by selling the Company's products to retail consumers. Distributors may also develop their own distributor organizations by sponsoring others to do business in any market where the Company operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their down-line organizations.

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

          Sales for the three months ended June 30, 2002 were $279,380, as compared to sales of $393,488 in the three months ended June 30, 2001. The decrease resulted from a lack of inventory to support customer demand.

          Sales for the six months ended June 30, 2002 were $ 559,324, as compared to sales of $1,097,285 in the six months ended June 30, 2001. The decrease resulted from a lack of inventory to support customer demand.

          Net loss was $1,476,395 for the three months ended June 30, 2002, as compared to net loss of $318,757 for the three months ended June 30, 2001. The increase in net loss primarily resulted from impairment of goodwill in the amount of $1,203,953.

          Net loss was $2,090,824 for the six months ended June 30, 2002, as compared to net profit of $113,386 for the six months ended June 30, 2001. The decrease in net profit for the six month period ended June 30, 2002 as compared to the same period in 2001 primarily resulted from the impairment of goodwill of $1,203,953 coupled with an operating loss of $810,704.

          General, and administrative expenses were $539,797 for the three months ended on June 30, 2002 and $616,455 for the comparable period in 2001, an decrease of $76,658. The decrease in general and administrative expenses resulted from the reduced administrative costs associated with a slowdown in the operations of the Company.

          General, and administrative expenses were $1,282,926 for the six months ended on June 30, 2002 and $1,316,033 for the comparable period in 2001, a decrease of $33,107. The primary reason for decrease is the slowdown mentioned above.

          Operating loss was $269,178 during the three months ended on June 30, 2002, compared to an operating loss of $303,507 for the comparable three months in 2001. The Company's operating loss decreased for the comparable three months ended June 30, 2001, because of a decrease in general and administrative costs.

          Operating loss was $810,704 during the six months ended on June 30, 2002, compared to an operating loss of $440,252 for the comparable six months in 2001. The Company's operating loss increased for the comparable six months ended June 30, 2002 because of a decrease in sales by 50%.

         Liquidity and Capital Resources

          The Company had a net working capital deficit of $312,095 as of June 30, 2002, as compared to a net working capital surplus of $133,963 as of December 31, 2001. The decrease in net working capital is due to an increase in notes payable coupled with a dramatic reduction in inventories and trade receivables.

          Net stockholders' deficit in the Company was $219,056 as of June 30, 2002, compared to net stockholder's equity of $1,630,628 as of December 31, 2001. The decrease in stockholder's equity is due to the large losses in the current period from impairment of goodwill and losses from a drop in sales.

          Cash flows used in operating activities were $636,618 for the six months ended June 30, 2002 as compared to cash flows provided by operations of $197,005 for the comparable period in 2001. The major reasons for this drop is due to the large loss of $2,090,824 compared to a gain of $113,386 for the comparable period in 2001.

          Cash flows provided by investing activities were $391,078 for the six months ended June 30, 2002 compared to cash flow used in investing activities of $922,897 for the six months ended June 30, 2001.

          Cash flows provided by financing activities were $256,396 for the six months ending June 30, 2002, as compared to $831,702 provided by financing activities for the comparable period in 2001.

          Due to the Company's expected cash flow fluctuations, the Company may experience occasional cash flow shortages. To satisfy its cash requirements, including debt servicing, the Company must periodically raise funds from external sources. This may involve the Company conducting exempt offerings of its equity securities and obtaining advances from related parties.

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

         Income Tax Expense (Benefit)

          The Company's income tax benefits may be limited to the losses sustained since January 12, 2001 due to the change of control and management.

         Going Concern

          The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $3,922,679 as of June 30, 2002 as well as the current period loss of $1,476,395 and a working capital deficit of $312,095. The Company's ability to continue as a going concern is subject to the ability of the Company to operate at a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes:
          (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful PART II - OTHER INFORMATION

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

          Subsequent to June 30, 2002, the Company issued an additional 45,000,000 restricted shares of common stock to Gateway Distributors (the Company's parent) to reimburse them for payments made on their behalf to Neptune Communications, Inc. for consulting services. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity for services; (2) there was only one offeree who was issued stock for services rendered; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

          During the quarter ended June 30, 2002, the Company  issued  1,690,000
          shares  of  common  stock  under  S-8,   valued  at  par,  to  various
          individuals for services rendered to the Company.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
     registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized, this 22nd day of August 2002.


         TRSG Corporation


         By:      /s/ Rick Bailey
               ------------------------------------------
                  Rick Bailey
         Its:     President, Chief Executive Officer and Director

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

               In connection with the Quarterly Report of TRSG Corporation (the" Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Rick Bailey, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

                    (1) The Report complies with the  requirements of section 13
                    (a) or 15 (d) of the Securities Exchange Act of 1934; and

                    (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                    /s/ Rick Bailey
                  ---------------------------------
                  Rick Bailey
                  CEO/CFO
                  August 22, 2002

                                INDEX TO EXHIBITS


Exhibit         Page             Description

3(i)              *        Articles of Incorporation of the Company
                           (incorporated herein by reference to the Company's Form S-18 as filed with the Securities and Exchange Commission on
                           December 6, 1988 ).

3(i)(a)           *        Certificate of Amendment of Articles of Incorporation
                           Changing the Company's Name From Jutland Enterprises,
                           Inc. to Professional Wrestling Alliance Corporation and increasing the number of authorized shares of stock dated November 15, 1999.(Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 3,
                           1999).

 3(ii)            *        Bylaws of the Company, as amended
                           (incorporated herein by reference to the Company's Form S-18 as filed with the Securities and Exchange Commission on
                           December 6, 1988).

Material Contracts

10(i)             *        Asset Purchase Agreement dated February 1, 2002
                           between TRSG Corporation and A and A Medical Company, filed with the Form 10-QSB for March 31, 2002 as exhibit 10(vi).

10(ii)            *        Bill of Sale and Assignment of Assets dated February
                           6, 2002, filed with the Form 10-QSB for March 31,
                           2002 as exhibit 10(vii)

10(iii)           *        Assignment of Contracts dated February 6, 2002, filed
                           with the Form 10-QSB for March 30, 2002 as exhibit
                           10(viii)

         * Incorporated by reference from previous filings of the Company, as noted.