Form 10QSB
period 2002-09-30
TRSG CORP
filed 2002-11-14
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

   [ ]   Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from             to            .


         Commission file number: 033-2408D
                                -----------


                                TRSG CORPORATION
        (Exact name of small business issuer as specified in its charter)






              Delaware                                87-0453832
             ----------                              ------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)





            3095 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120
           ----------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (702) 938-9316
                           --------------------------
                           (Issuers telephone number)


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


The number of outstanding shares of the issuers common stock, $0.001 par value (the only class of voting stock), as of November 13, 2002 was 98,408,731.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4


                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7

SIGNATURES.....................................................................8

INDEX TO EXHIBITS.............................................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to TRSG Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                TRSG CORPORATION


                                  - CONTENTS -



                                                                    PAGE NUMBER

Financial Statements:

Balance Sheet                                                               F-1

Statement of Operations                                                     F-3

Statement of Cash Flows                                                     F-4

Notes to Financial Statements                                               F-6

                                TRSG CORPORATION
             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEET




                                     ASSETS

                                                                   SEPTEMBER 30,
                                                                         2002


                        CURRENT ASSETS:
            Cash and cash equivalents                              $      6,728
            Accounts receivable - Related Party                         500,026
            Inventories                                                  77,076
                                                                     ----------
            Total current assets                                        583,830

            PROPERTY & EQUIPMENT:
            At Cost                                                     440,963
            Less accumulated depreciation and amortization            (360,993)
                                                                     ----------
                                                                         79,970

         OTHER ASSETS                                                    40,392
                                                                      ---------
                                                                     $  704,192

                                TRSG CORPORATION
     UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEET TRSG CORPORATION
                                TRSG CORPORATION
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 SEPTEMBER 30,
                                                                      2002

               CURRENT LIABILITIES:
   Bank Overdraft                                                 $      65,829
   Current maturities of long-term debt                                 603,166

   Accounts payable:
      Trade                                                             234,694
      Commissions                                                       210,922
   Accrued expenses                                                      51,595
                                                                  -------------
               Total current liabilities
                                                                      1,166,206

LONG-TERM DEBT                                                                -
                                                                  -------------


STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - $.001 par value
      Authorized - 5,000,000 shares
      No shares issued and outstanding                                        -

   Common stock, - $.001 par value
      Authorized - 200,000,000 shares at
      Issued and outstanding -
         98,408,731
                                                                         98,409
   Additional paid-in capital                                         3,662,670
   Accumulated (deficit)                                            (4,223,093)
                                                                  -------------
   Net Stockholders - Equity (Deficit)                                (462,014)
                                                                  -------------


                                                                  $     704,192

                                TRSG CORPORATION
               UNAUDITED INTERIM CONDENSED STATEMENT OF OPERATIONS


                                    NINE MONTHS ENDED                 THREE MONTHS ENDED
                                       SEPTEMBER 30,                    SEPTEMBER 30,


                                         2002             2001           2002         2001
         SALES
                                    $    809,863    $   1,681,399  $    250,629   $    584,114

         COST OF SALES                   177,696          408,276        60,594        186,772
                                    ------------    -------------  ------------   ------------

         GROSS PROFIT                    632,167        1,273,123       190,035        397,342

         SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES       1,711,563        2,128,511       458,727        812,478

         (LOSS) FROM OPERATIONS      (1,079,396)        (855,388)     (268,692)      (415,136)

         OTHER INCOME (EXPENSE):
            (Loss) on sale of A & A
              Medical  Supply Co.       (43,105)

            Interest - net              (13,833)         (28,422)       (7,100)        (6,045)
            Gain on settlement                 -          568,970             -              -
            Abandonment of leasehold
               improvements             (26,329)                -             -              -
            Impairment of goodwill   (1,203,953)                -             -              -
            Miscellaneous income
               (expense)                (24,622)            7,550      (24,622)            505
                                    ------------    -------------  ------------   ------------
         Net Other Income (Expense)  (1,311,842)          548,098      (31,722)        (5,540)
                                    ------------    -------------  ------------   ------------


         NET (LOSS)                 $(2,391,238)    $   (307,290)  $  (300,414)   $  (420,676)
                                    ============    =============  ============   ============

         BASIC LOSS PER SHARE       $     (0.04)    $      (0.20)  $     (0.00)   $     (0.02)
                                    ============    =============  ============   ============

         WEIGHTED AVERAGE SHARES
            OUTSTANDING               65,106,917       17,317,285    95,726,123     18,693,638
                                    ============    =============  ============   ============

                                TRSG CORPORATION
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  NINE MONTHS ENDED

                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                2002                  2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                            $   (2,391,238)       $   (307,290)
   Adjustments to reconcile net (loss)
      to net cash from (to) operating activities:
         Depreciation and amortization                            28,306              97,479
         Impairment of Goodwill                                1,245,925                   -
         Stock issued for Services                               298,596              97,802
   Changes in operating assets and liabilities which
        increase (decrease) cash flow:
         Accounts Receivable                                     129,780            (49,425)
         Inventory                                               422,518            (79,800)
         Prepaid Expenses                                              -             115,773
         Accounts Payable and Accrued Expenses                 (247,684)             226,207
         Deferred Revenue                                              -           (254,771)
                                                         ---------------       -------------
   Net cash provided (used) from operating activities          (513,797)           (154,025)
                                                         ---------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                          106,640            (54,571)
   Purchase of TRSG Corporation                                        -           (350,000)
   Purchase of A & A Medical Supply Co.                                             (50,000)
   Advances (to) from Related Parties                            322,180           (763,716)
   Cash received in acquisition                                        -               2,246
   Deposit                                                        13,780
   Other                                                               -               5,350
                                                         ---------------       -------------
Net cash provided (used) from investing activities               442,600         (1,210,691)
                                                         ---------------       -------------


   CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Overdraft                                                 65,829                   -
   Net proceeds from issuance of stock                                 -           1,198,592
   Net proceeds from term debt                                         -             191,761

                                                         ---------------       -------------
Net cash provided (used) from financing activities
                                                                  65,829           1,390,353



                                TRSG CORPORATION
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   - CONTINUED


                                                      NINE MONTHS ENDED

                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2002               2001

   NET INCREASE (DECREASE) IN CASH EQUIVALENTS       (5,368)              25,637

   CASH AND CASH EQUIVALENTS -
    beginning of period                               12,096                   -

   CASH AND CASH EQUIVALENTS -
    end of period                               $      6,728         $    25,637
                                                ============         ===========

SUPPLEMENTAL DISCLOSURE

Cash Paid For:
   Interest                                     $     13,833         $    26,734
      Taxes                                     $          -         $         -
                                                ============         ===========


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
      Services                                  $    298,596         $    97,802
      Debt Elimination                                     -              25,000
      Asset Acquisition                         $          -         $ 1,304,131
                                                ============         ===========

                                TRSG CORPORATION
            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, the information reflects all adjustments that are necessary to a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year.


NOTE 2 -       BUSINESS COMBINATION AND SUBSEQUENT IMPAIRMENT OF GOODWILL:

          On January 11, 2001, the Company issued 13,448,660 shares of its stock to Gateway Distributors, LTD. ("Gateway"), a publicly held company, in exchange for many of the assets and operations of Gateway. The Company issued an additional 8,000,000 shares on January 4, 2002, another 10,438 shares, on April 12, 2002 and an additional 45,000,000 shares on August 26, 2002 to Gateway for its customer lists and expertise. As of September 30, 2002, this resulted in a 67% ownership of the Company owned by Gateway. As a result, the Company is consolidated into Gateway's consolidated financial statements.

          These transactions were accounted for under the purchase method of accounting; therefore, assets and liabilities were recorded on their fair values at the dates of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. Goodwill was recorded as the amount paid for the assets of Gateway in excess of the hard assets received. With significant losses occurring through June 30, 2002, the Company determined to recognize an impairment loss at June 30, 2002 and wrote off all goodwill for a total of $1,245,925, or a net after amortization of $1,203,953.


NOTE 3 -       SETTLEMENT PAYABLE:

          On December 29, 2000, the Company obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 for the period ended March 31, 2001 and is reflected in the financial statement for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

General
As used herein the term "Company" refers to TRSG Corporation, a Delaware corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Delaware on January 11, 1988. On January 11, 2001, the Company issued 13,448,660 shares of its common stock to Gateway Distributors, Inc. ("Gateway"), a publicly held company, in exchange for many of the assets and operations of Gateway. Additional shares totaling 53,010,438 have been issued during 2002 through September 30,2002 to compensate for asset purchase and distributor base Gateway turned over to the Company. As of September 30, 2002, this resulted in majority ownership in the Company and the consolidation of the Company into Gateway's financial statements.

The Company's products are marketed through network marketing organizations within the United States and wholesale personal import sales outside of the United States.

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

The Company believes that through special blends, whole foods such as grains and vegetables can be combined to help produce optimum health. Recent studies reveal that prevention through health maintenance is a key to enjoying a healthier lifestyle. However, health challenges today are at an all- time high. The need for proper nutrition has never been greater. The Company markets whole food products based on the proposition that pure, natural, unprocessed, unpreserved, unsprayed, simple, organic foods provide whole food nutrition. The Company believes that whole food nutrition is the key, the answer, and the solution to creating a long healthy life. The health care products that the Company sells are intended to provide nutritional supplementation to the product's users. The products are not intended to diagnose, treat, cure or prevent any disease.

As previously disclosed in the Form 10-QSB of the Company, for the period ended June 30, 2001, the Company entered into an agreement to acquire substantially all of the assets and business of A&A Medical Supply Company. The transaction closed on or about July 1, 2001. On February 1, 2002, the Company sold substantially all of the assets and business originally acquired from A&A Medical Supply Company to A and A MEDICAL COMPANY, a Nevada Limited Liability Company ("Buyer"). For more information on this transaction see Form 10-QSB of the Company for the period ended March 31, 2002 and Exhibits attached thereto.

Results of Operations
Sales for the quarter ended September 30, 2002, were $250,629 compared to $584,114 for the same period in 2001. The decrease in sales is attributable to the Company's lack of inventory. The lack of inventory was the result of the Company's lack of cash. Costs of sales were $60,594 for the quarter ended on September 30, 2002, compared to $186,772 for the comparable period in 2001. Cost of sales decreased due to a drop in sales.

Selling, general, and administrative expenses were $428,276 for the three months ended on September 30, 2002 and $812,478 for the comparable period in 2001, a decrease of $384,202. The primary reason for the decrease was a decrease in sales and a decrease of amortization for goodwill which has been determined to be totally impaired and written off effective on or before June 30, 2002.

Net loss was $300,414 during the three months ended on September 30, 2002, compared to a net loss of $420,676 for the comparable quarter in 2001. The reduction in net loss of $120,000 is primarily a reduction in overhead.

Liquidity and Capital Resources
The Company had a net working capital deficit of $582,376 for the nine months ended September 30, 2002, as compared to a $133,963 deficit at the end of December 31, 2001. The Company's working capital deficit increased due to the operating loss since December 31, 2001.

Cash flow used in operations was $514,000 for the nine months ended September 30, 2002, compared with cash flow used for operations of $154,000 for the comparable period in 2001. This is a decrease in cash of $360,000 attributable to the losses of the Company.

Cash flows from investing activities for the nine months ended September 30, 2002 were $443,000, compared with cash used in investing activities of $1,211,000 for the comparable period in 2001, or a $768,000 improvement.

Cash flow generated from financing activities was $65,829 for the nine months ended September 30, 2002 as compared to $1,390,000 for the comparable period in 2001.

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

Impact of Inflation
The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures
The Company made capital expenditures on property and/or equipment over the periods covered by this report.

Going Concern
The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $4223,093 as of September 30, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

     Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b)Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the period covered by this report.















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 13th day of November 2002.


TRSG Corporation.


By:         /s/ Richard Bailey
      -----------------------------------------------
      Richard Bailey
Its:  President, Chief Executive Officer and Director



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Bailey, certify that:

     1.   I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  TRSG
          Corporation..

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Trsg Corporation. as of, and for, the periods presented in this quarterly report.

     4. Trsg Corporation.'s other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Trsg Corporation. and have:

               (a) designed such internal controls and procedures to ensure that material information relating to Trsg Corporation., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of Trsg Corporation s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

     5. Trsg Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Trsg Corporation's auditors and the audit committee of Trsg Corporation's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Trsg Corporation's ability to record, process, summarize and report financial data and have identified for Trsg Corporation's auditors any material weaknesses in internal controls; and

               (b) Any fraud, whether or not material,  that involves management
               or  other   employees  who  have  a  significant   role  in  Trsg
               Corporation's internal controls; and

     6. Trsg Corporation's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002
  /s/ Richard Bailey
-------------------------------------
Richard Bailey
Trsg Corporation, Chief Executive Officer

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

Material Contracts

10(i)        10         Consulting Agreement between Gateway Distributors and
                        TRSG Corporation dated June 10, 2002.






  * Incorporated by reference from previous filings of the Company, as noted.

                                                                       Exhibit 1

June 10, 2002

                              Consulting Agreement

                                     Between

                            GATEWAY DISTRIBUTORS LTD

                                       And

                                    TRSG CORP


The purpose of this letter is to outline the terms and conditions of the engagement by the Company of this firm (the "CONSULTANT") as the Company's exclusive strategic advisor for Business Combinations as set forth below. Gateway Distributors LTD has entered into a Consulting Agreement with Neptune Communications and will provide the same services to TRSG CORP as outlined in the terms below.

Introduction and Exclusive Nature

CONSULTANT will assist the Company in arranging introductions to strategic partners ("Strategic Partners") and/or discussions that may facilitate its business as well as supply consulting services to Management from time to time to assist as to Business Combinations discussed herein. CONSULTANT may also pursue other appropriate objectives or prospects deemed necessary to further the interests of the Company, all in the discretion of CONSULTANT.

CONSULTANT is appointed the Company's exclusive advisor for Business Combinations for the term of this Agreement. During the term, Company shall not, directly or indirectly through a subsidiary or otherwise, a. Engage or compensate any person or firm supplying the same or similar services; or b. Consider, execute any agreement relating to, or consummate any Business Combination transactions or opportunities unless presented by the CONSULTANT.

Company acknowledges and agrees that the compensation, prior to the consummation of any Business Combination, to Consultant does not adequately compensate Consultant for Consultant's valuable time and expenditures, and so provisions apply herein to insure that Company will not utilize other consultants planning which are supplied to CONSULTANT, and reasonably discuss comments and questions.

Additional Consulting

CONSULTANT may also provide the following services to the Company if and as we agree during the term of this Agreement, or same may be supplied by other introducing Consultants:

a) Assistance and advisement as to your formal Business Plan or amendments within the ability of CONSULTANT.
b) Introductions to legal counsel, accounting, investment banking and other professionals to provide services to the Company as needed.
c) Introductions to potential strategic partners, business associates and other contacts to assist the Company with the implementation of its business plan.
d)   Identifying candidates for potential mergers and acquisitions.
e) Introductions to technical professionals who are competent in executing the business's development needs.

Consultant or other consultants as determined by Consultant in its discretion herein may supply any and all services of Consultant.

II - Definitions

For purposes of this Agreement, Strategic Partner(s) includes, but is not limited to, any company, person or entity that furthers the Companies objectives, either domestically or internationally by partnering with the Company, licensing or purchasing or marketing of services/products; acting as an agent; or entering into a joint venture agreement or merger, sale, purchase, exchange or acquisition in any manner or similar agreement or transaction ("Business Combination").

III - Compensation/Expense Reimbursement

Company and CONSULTANT agree to the following as the compensation or expense reimbursement for the performance of the services outlined above.

Business Combination Compensation and Expense (Non-accountable) Reimbursement (Check if applicable: (X )

As a non-refundable payment for Business Combination introductions and advice, whether or not successful or accepted by the Company, Company shall make available to CONSULTANT a sum of 45,000,000 (45 MILLION) Shares of restricted stock at this time, to compensate for all fees and expenses of CONSULTANT and firms or persons specifically engaged and contracted to CONSULTANT without the need of CONSULTANT to supply any accounting, and, if checked ____X___, CONSULTANT hereby agrees that no other fees or expenses are due as of this date under this Agreement; provided HOWEVER:

a. The parties acknowledge that such Shares, upon issuance and delivery to CONSULTANT as stated below, shall be deemed available to CONSULTANT as unearned and subject to being earned by CONSULTANT and other consultants engaged or arranged by CONSULTANT, all as determined by CONSULTANT, and not subject to return to the Company notwithstanding any reason whatsoever, the CONSULTANT has full authority to direct where the Shares shall be sent and transferred and the Company shall not interfere in any way whatsoever, that the CONSULTANT hereby directs the Shares be sent initially to the CONSULTANT at 3095 East Patrick Lane, Suite 1, Las Vegas, NV 89120.

The parties agree that the value of shares of stock given to CONSULTANT is not equal to any trading price of the common stock of the Company as stated under Exhibit B and that a certain number of the shares may be intended, as determined by the CONSULTANT, for others, who are consultants, or otherwise as to the CONSULTANT, so such shares for others are not owned by the CONSULTANT and will not be deemed by the CONSULTANT as compensation to CONSULTANT.

Expenses (Check if applicable: X )

Any other costs and expenses incurred by CONSULTANT shall be reimbursed, but only on a pre-approved basis in writing, at the sole discretion of Company.

IV - Disclosure; Escrow; and Additional Services

A. In conjunction with CONSULTANT becoming familiar with the Company, Company will make available on a timely basis such information as CONSULTANT may reasonably require regarding Company, its assets, liabilities, earning power, financial condition, historical performance and assumptions used in projecting future results. For example, promptly following the execution of this Agreement, Company will supply CONSULTANT with the items listed under Exhibit A.

V - Indemnification

Company will afford CONSULTANT the opportunity to review any information which Company plans to make to third parties relating to proposed transactions with parties introduced to Company pursuant to this Agreement. Company will also indemnify and hold harmless CONSULTANT, related entity officers, directors, employees, partners, affiliates, advisors or any investment banker, attorney or other agent retained by CONSULTANT against any liability, losses, claims, damages (including the amount of any settlement), or expense (including attorney's fees and costs) resulting from misstatement of a material fact in or omission of a material fact from information furnished by Company.

VI - Termination

This Agreement shall remain effective for 12 months from its date ("Expiration Date"), and thereafter all rights of the parties shall cease except for: the right of CONSULTANT to receive and the obligation of Company to pay (a) any payment of anything due for any reason hereunder and (b) any payment for any reason due after Expiration Date and the following sections shall survive any termination: III (as to accrued compensation, accrued expense reimbursements otherwise due, and fees which become due after termination due to CONSULTANT efforts prior to termination for a Business Combination), V, VI, VII and VIII.

VII - Other Conditions

This Agreement contains the entire agreement between Company and CONSULTANT and supersedes all prior agreements as to the subject hereof and can only be amended in writing as mutually agreed to by Company and CONSULTANT. It is expressly
understood  that  each  party  is  an  independent   contractor  with  the  sole
responsibility for its own business. It is further agreed and understood that CONSULTANT is not and shall not represent itself to be an agent of Company for any purpose. Neither party has the right or authority to assume or create an obligation of any kind for or on behalf of the other, or to bind the other in any respect. It is expressly understood that CONSULTANT will not act as a broker or finder, or as an attorney or as an accountant, and that the compensation and expense reimbursement referred to above is in exchange for strategic advisory services, and to reimburse CONSULTANT and is specifically not a brokerage fee, nor a finder's fee, nor a legal fee, nor an accounting fee. Any lawyers or accountant or advisors of  CONSULTANT,  unless  specifically  engaged in writing between the Company and such person or firm, is not under contract with the Company and represents CONSULTANT exclusively. All payments to CONSULTANT are non-refundable. Company represents that consummation of any transaction contemplated herein will not conflict with or result in a breach of any of the terms, provisions or conditions of any written agreement to which it is a party.

VIII- MISCELLANEOUS PROVISIONS

A. Gender. Wherever the context shall require, all words herein in the masculine gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.

B. Severability. If a court of competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.

C. Further Cooperation. From and after the date of this Agreement, each of the parties hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.

D. Waiver. No waiver of any provision of this Agreement shall be valid unless in writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.

E. Expenses. Except as otherwise provided herein, each party hereto shall bear all expenses incurred by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.

F. Amendment. This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

G. Notices. Any notice, communication, request, reply or advice (hereinafter severally and collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered. For all purposes of Notice, the addresses of the parties herein shall be their addresses unless later advised in writing.

H. Captions. Captions herein are for the convenience of the parties and shall not affect the interpretation of this Agreement.

I. Counterpart Execution. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

J. Assignment. This Agreement is not assignable without the written consent of the parties.

K. Parties in Interest. Provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, nor shall any provision give any third persons any right of subrogation over, or action against, any party to this Agreement.

L. Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties on the subject matter hereof and supersedes all prior agreements and understandings on the subject hereof.

M. Construction. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this Agreement given the parties have mutually negotiated and drafted this Agreement.

N. Cooperation. The parties hereto agree to cooperate with one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

O. Independent Legal Counsel. The Company will retain legal counsel and be responsible for handling any legal issues related to the Companies filings, audits, Public Relations, or legal actions by anyone regarding vendor services provided by Consultant for the Company. This will apply to all agreements written in the past by Consultant as well as the future and includes all of the Companies affiliates or subsidiaries.

P. Choice of Law/Venue. The laws of the State of Nevada shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the CONSULTANT in Nevada.


By both parities signing this agreement it will become effective on June 10, 2002.


TRSG CORP
  /s/ Rick Bailey
__________________________
Rick Bailey, President




Gateway Distributors LTD

      /s/ Rick Bailey
By: ________________________
      Rick Bailey, Director

     /s/ Flo Ternes
By: ________________________
         Flo Ternes, Director