Form 10KSB
period 2002-12-31
TRSG CORP
filed 2003-05-19
CIK 839430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended December 31, 2002

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

The issuer's total consolidated revenues for the year ended December 31, 2002, were $1,077,018

The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates was approximately $620 based on the average closing bid and asked prices for the Common Stock on April 12, 2003.

On May 19, 2003, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 195,408,731.

                                TRSG CORPORATION
                                    --------





                          AUDITED FINANCIAL STATEMENTS
                                    ---------

                                DECEMBER 31, 2002

                                TRSG CORPORATION

                                December 31, 2002

                                  - CONTENTS -









                                                                     PAGE NUMBER

Report of Independent Certified Public Accountants                       F-1

Financial Statements:

     Balance Sheet                                                       F-2

     Statement of Operations                                             F-3

     Statement of Changes in Stockholders' Equity (Deficit)              F-4

     Statement of Cash Flows                                             F-5

     Notes to Financial Statements                                       F-6

SELLERS & ANDERSEN, LLC                           941 East 3300 South, Suite 202
--------------------------------                  Salt Lake City, Utah 84106
                                                  Telephone 801 486-0096
                                                  Fax 801 486-0098

CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS


Member SEC Practice Section of the AICPA



Board of Directors
TRSG CORPORATION


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheets of TRSG CORPORATION as of December 31, 2002 and the related statements of operations, stockholders= equity, and cash flows for the two years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company=s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRSG CORPORATION as of December 31, 2002 and the results of its operations and its cash flows for the two years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Sellers & Andersen, LLC
 ---------------------------
April 14, 2003, except Notes to Financial
Statements #12 dated May 9, 2003
Salt Lake City, Utah


                                TRSG CORPORATION
                                  Balance Sheet
                             As of December 31, 2002


                                   A S S E T S

Current Assets
          Cash                                                    $         --
                                                                  -------------
                    Total Current Assets                                    --
                                                                  -------------

                                                                  $         --
                                                                  =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable                                                     $     350,000
Accounts payable                                                        285,000
                                                                  -------------
                    Total Current Liabilities                           635,000
                                                                  -------------

                    Total Liabilities                                   635,000
                                                                  -------------

         Commitments & Contingencies                                    650,000
                                                                  -------------

Stockholders' Equity
     Preferred stock, $.001 par value
          Authorized 5,000,000 shares
          Issued & outstanding - none                                      --
     Common stock, $.001 par value
          Authorized 2,000,000,000 shares
          Issued & outstanding 195,408,731 shares                      195,409
          Additional paid-in capital                                 3,803,634
          Retained earnings (deficit)                               -5,284,043
                                                                  -------------
                    Net Stockholders' Equity                        -1,285,000
                                                                  -------------

                    Total Liabilities and Stockholders' Equity    $        --
                                                                  =============









See Notes to Financial Statements


                                TRSG CORPORATION
                        Statements of Income and Expenses
                        For the Years Ended December 31,

                                                       2002             2001
                                                  -------------   -------------

Revenues                                          $   1,077,018   $   1,875,327

Cost of Sales                                           214,142         604,294
                                                  -------------   -------------

Gross Profit                                            862,876       1,271,033

Selling, General & Administrative Expenses            2,735,425       3,087,764
                                                  -------------   -------------

(Loss) From Operation                                -1,872,549      -1,816,731

Other Income (Expense)
     Interest expense                                    -6,844         -37,451
     Litigation settlement                                 --           572,108
     Loss on sale of property & equipment              -129,453             --
     Loss on purchase of A & A Medical                     --          -282,639
     Impairment of goodwill & other intangibles        -728,953             --
     Gain on sale of assets to
          Gateway Distributors, Ltd                     501,073             --
     Contingent Liabilities                            -650,000             --
                                                  -------------   -------------

Income (Loss) Before Provision for Income Taxes       2,886,726      -1,564,713

Provision for Income Taxes                                --                --
                                                  -------------   -------------

Net Income (Loss)                                 $  -2,871,726   $  -1,564,713
                                                  =============   =============



Basic & Diluted Net (Loss)
     Per Share of Common Stock                    $       -0.05   $       -0.09
                                                  =============   =============

Basic & Diluted Weighted Average Shares
     Outstanding During the Period                   53,469,836      17,812,935
                                                  =============   =============









See Notes to Financial Statements


                                TRSG CORPORATION
                       Statements of Stockholders' Equity
                      For the Years Ended December 31, 2002


                                                              Additional                    Net
                                       Common Stock            Paid-In-   Accumulated     Equity
                                   Shares        Amount        Capital     (Deficit)    (Deficit)
                               -------------------------------------------------------------------

Balance - December 31, 2000       2,368,988   $     2,369   $   200,975    $ -832,604   $ -629,260

Stock Issues:
To employees for services            13,250            13         4,757                      4,770
To non-employees for services     3,923,660         3,924       208,668                    212,592
To investors                      4,943,173         4,943     1,505,063                  1,510,006
For purchase business of
Gateway Distributors Ltd         13,448,660        13,449     1,210,683                  1,224,132
For debt conversion                  25,000            25        24,975                     25,000
For purchase A & A Medical          100,000           100       282,539                    282,639

Net Income (Loss)                                                          -1,564,713   -1,564,713
                                -----------   -----------   -----------   -----------  -----------

Balance - December 31, 2001      24,822,731        24,823     3,437,660    -2,397,317    1,065,166

Stock Issues:
To employees for services         5,685,000         5,685        30,651                     36,336
To non-employees for services    31,901,000        31,901       453,323                    485,224
To Gateway                      133,000,000       133,000      -118,000                     15,000

Net Income (Loss)                                                          -2,886,726   -2,886,726
                                -----------   -----------   -----------   ----------- ------------

Balance December 31,2002        195,408,731   $   195,409   $ 3,803,634  $ -5,284,043 $ -1,285,000
                                ===========   ===========   ===========  ============ ============




See Notes to Financial Statements





                                TRSG CORPORATION
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                                2002        2001
                                                            ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                           $ -2,886,726 $ -1,564,713
Adjustments to reconcile Net Income to Cash Flows
  from Operating Activities:
     Depreciation and amortization - prop, equip, lease imp       21,283      144,688
     Amortization goodwill & intangibles                          17,585         --
     (Gain) on litigation settlement                                --       -572,108
     Loss on purchase of A & A Medical                           282,639
     Loss on sale of property & equipment                        129,453         --
     Impairment of goodwill & other intangibles                  728,953         --
     (Gain) on sale of asset-501,073eway Distributors, Ltd.         --
     Set up an allowance for contingent liabilities              650,000         --
     Stock issue to employees for services                        36,336        4,770
     Stock issue to non-employees for services                   485,224      212,592
     Stock issue for debt conversion                                --         25,000
Changes in operating assets and liabilities which
  increase (decrease) cash flow
     Accounts receivable 42,336 -42,336
     Inventory                                                    52,099      -52,099
     Accounts payable                                           -264,576      539,286
     Accrued expenses payable                                    -76,525       76,525
                                                              ----------   ----------

          Net Cash Provided (Used) by Financing Activities    -1,565,631     -945,756
                                                              ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property & equipment                         -26,759     -286,250
     Increase of other assets                                     30,060      -30,060
                                                              ----------   ----------

          Net Cash (Used) by Investing Activities                  3,301     -316,310
                                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock issued                                     --      1,510,006
     Payments to Gateway Distributors, Ltd., related party          --       -892,317
     Net increase of debt                                           --        653,984
     Reduction of debt                                         1,552,723         --
                                                              ----------   ----------

     Net Cash Provided (Used) by Financing Activities          1,552,723    1,271,673
                                                              ----------   ----------

NET INCREASE (DECREASE) IN CASH EQUIVALENT                        -9,607        9,607

     Cash at Beginning of Year                                     9,607         --
                                                              ----------   ----------

     Cash at End of Year                                      $     --     $    9,607
                                                              ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                             $    6,844   $   37,451
                                                              ==========   ==========

Non-Cash Items:
     Stock issued to employees for services                   $   36,336   $    4,770
     Stock issued to non-employees for services                  485,224      212,592
     Stock issued for purchase of business of Gateway          1,224,132
     Stock issued in conjunction with sale of assets and
          passing of debts to Gateway                             15,000         --
     Stock issued for debt conversion                               --         25,000
     Stock issued for purchase of A & A Medical                     --        282,639
     Gain on litigation settlement                                  --        572,108
     Loss on sale of property & equipment                        129,453         --
     Loss on purchase of A & A Medical                              --        282,639
     Gain on sale of assets to Gateway                           501,073         --
     Impairment of goodwill & other intangibles                  728,953         --
     Set up an allowance for contingent liabilities           $  650,000   $     --
                                                              ==========   ==========





See Notes to Financial Statements

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

[PG NUMBER]

NOTE 1 - ORGANIZATION, HISTORY AND BUSINESS ACTIVITY:


         The Company incorporated on January 11,1988 as a Delaware corporation under the name of Jutland Enterprises, Inc. The Company has had several subsequent names including Jutland Enterprises, Inc., Treat Enterprises, Inc. and Professional Wrestling Alliance Corporation. On November 1, 2000, the Company's name was changed to TRSG CORPORATION. ("the Company").

         On March 20, 2003 the company filed a certificate of amendment of incorporation with the State of Delaware and increased its authorized shares from 200,000,000 to 2,000,000,000. Par value remained the same at $.001 per share.

         On December 31, 2002 the Company sold all of its assets, selected liabilities and all of its operations as a distributor of vitamin, nutritional supplements and whole health foods mainly in the United States of America and Canada to Gateway Distributors, Ltd. ("Gateway"). As a result, It ceased operations as of December 31, 2002. Gateway, a publicly held corporation, held the majority of the stock ownership in the Company from January 11, 2001 to December 31, 2002 and had reported its financial statements by including the Company in its consolidated financial statements as a majority owned subsidiary. Subsequent to December 31, 2002, refer to note on subsequent events.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         REPORTING RESULTS OF OPERATIONS

         The accompanying financial statements include the activity and results of operations of the Company and its ceased operations through the date it ceased operations, which is December 31, 2002.

         Both the financial statements and the income tax returns are reported as of December 31 and are on the accrual basis of accounting.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

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

         PROPERTY & EQUIPMENT

         Until property and equipment was sold December 31, 2002 it was stated at cost. Major replacements and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

         The Company provides for depreciation of equipment and amortization of leasehold improvements and software principally by use of declining balance and straight-line methods for financial reporting purposes or the following estimated useful lives:

         Leasehold improvements                                   39 years
         Software                                                 5  years
         All equipment                                         3 - 5 years

         Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $38,868 and $137,024 respectively.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         EARNINGS (LOSS) PER SHARE

         Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. No recognition of stock options and warrants and other dilutive stock interests are recognized in the computation as there are net operating (losses) and it would be anti-dilutive.

         INCOME TAXES

         The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

         INTANGIBLE ASSETS

         The Financial Accounting Standards Board has issued FASB 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" effective for fiscal years beginning after December 15, 2001. According to this FASB, goodwill should not be amortized. Instead it should be reviewed for impairment annually and charged to earnings only when its recorded value exceeds its implied fair value.

         The Company in its purchases of formulas, marketing strategies and goodwill established values of the intangibles and amortized them accordingly through December 31, 2001 as previously required by the Financial Accounting Standards Board. For the year ending December 31, 2002, under the same guidelines established under FASB 142, the goodwill and other intangible assets were reviewed for impairment. Its recorded value exceeded its implied fair value by $728,953, which was therefore charged to earnings.

         RECENT ACCOUNTING PRONOUNCEMENTS

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on it financial statements.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

         FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

         ADVERTISING COSTS.

         The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $8,325 and $2,560 were incurred for the years ended December 31, 2002 and 2001, respectively.

         REVENUE RECOGNITION

         Revenue is recognized in the period in which the products are sold and shipped.

         RECLASSIFICATIONS

         Certain amounts in 2001 have been reclassified and represented to conform to the current financial statement presentation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3 - SALE OF ALL ASSETS, SELECTED LIABILITIES & OPERATIONS:


         The Company sold to Gateway all of its assets and operations. Gateway assumed all but $635,000 of the debts of the Company. In closing this agreement the Company freed itself of $501,073 more debt than the recorded carrying value of the assets sold. This difference of $501,073 is reported as income on the statement of operations as other income under "gain on sale of assets to Gateway."


NOTE 4 - ACCOUNTS AND NOTES PAYABLE:

         In the sale of all assets and operations of the Company on December 31, 2002 to Gateway, Gateway also assumed all debts of the Company except:

         Two notes payable to two companies for
         consulting services Amounts are
         due now and bear no interest                                 $ 350,000

         Unsecured accounts, commissions and accrued expenses           285,000
                                                                      ---------

         Total as of December                                         $ 635,000
                                                                      =========

         The unsecured accounts, commissions and accrued expenses are not specific as to which debts they represent.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

         SALE OF ASSETS AND OPERATIONS

         In the asset sales agreement Gateway assumes all debt of the Company, except the $350,000 notes and $285,000 in unspecified debt for a total of $635,000. The Company retained the right to choose which unspecified debts totaling $285,000 it will retain and pay. The Company is negotiating with creditors to convert debt to stock.

         However, the creditors are not obligated to recognize this agreement or convert their debt for stock. So, the Company ultimately could be held responsible to pay obligations passed on to Gateway.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

         LEGAL PROCEEDING

         The Company is named as a defendant in the lawsuit of F.W. Jones & Associates v. Apgood & Associates, Inc. ("Plaintiff"); TRSG Corporation and A and A Medical Company (Defendants"). The suit was filed August 2, 2002 in the Third Judicial District Court of Salt Lake County, Utah as file number 020907272 seeking damages for breach of a lease and unjust enrichment.

         The plaintiff claims that on July 1, 2000, defendant Apgood & Associates executed a written lease for property located in Salt Lake City, Utah. Plaintiff claims the lease was subsequently assigned to TRSG Corporation ("TRSG")by the lessee, Apgood & Associates, and that TRSG then assigned the lease to A and A Medical. Plaintiff seeks damages of $115,753 plus interest, cost and attorney's fee.

         TRSG denies that it has any obligation on the lease. TRSG expects to defend the claims and has filed an answer denying liability. Discovery is ongoing in the case. Defendant A and A Medical has filed a cross claim against Apgood & Associates, Inc. and TRSG is claiming indemnity. Counsel estimates that the maximum potential exposure to the Company in this case is $150,000.

         CONTINGENCY

         Management is of the opinion there exists significant exposure to potential liabilities from these matters of unknown outcome and have established a contingency of $650,000 as of December 31, 2002.

NOTE 6 - INCOME TAXES:

         No provision was made for income taxes in 2002 and 2001 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets of approximately $125,000 offsets deferred tax benefit of equal amount as no assurance can be given it can be used. As of December 31, 2002, the Company has available net operating loss carryforwards of approximately $580,000. Expiration dates on these carryforwards begin in 2016 and end in 2017. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 7 - EQUITY:


         STOCK ISSUED FOR SERVICES PROVIDED

         The Company continually seeks to improve its financial position by seeking an investor in exchange for equity in the Company. During the year ended December 31, 2002 the Company issued 5,685,000 restricted shares of stock for services valued at approximately $0.0064 per share for a total value of $36,336 and 31,901,000 free trading shares of stock for services valued at approximately $0.015 per share for a total value of $485,224.

         For the year ended December 31, 2001 the Company issued 13,250 restricted shares of stock for services at $0.36 per share for a value of $4,770. It also issued 3,923,660 free trading shares of stock at approximately $0.054 per share for a value of $212,592.

         STOCK ISSUED TO INVESTORS FOR CASH

         No stock was issued during the year ended December 31, 2002. During the year ended December 31, 2001 the Company issued for cash 4,943,173 free trading shares of stock valued at approximately $0.305 per share for a total value of $1,510,006.

         STOCK ISSUED FOR DEBT

         From time to time a creditor has been willing to convert his debt for stock. During the year ended December 31, 2002 no stock was issued for debt. For the year ended December 31, 2001 the Company issued 25,000 shares valued at $1.00 per share for $25,000.

         STOCK ISSUED TO GATEWAY DISTRIBUTORS, LTD.

         On January 11, 2001 the Company acquired all of the assets and operations of Gateway Distributors,LTD. (Gateway) for 13,448,660 restricted shares of stock valued at approximately $0.091 per share for a total value of $1,224,132.

         On December 31, 2002 the Company sold back to Gateway all of its operations, and assets and all but $635,000 of the Company debt. In conjunction with these transactions the Company issued 133,000,000 shares of restricted stock to Gateway valued at $15,000. The stock issued to Gateway was in anticipation of

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - EQUITY (CONTINUED):

         the sale of the Company's assets and operations and the resultant relief of $501,073 of debt in excess of the carrying value of the assets. In a related transaction also on December 31, 2002 Gateway sold 133,319,000 shares of restricted stock of the Company, or approximately 51% of its approximate 58% ownership in the Company, to Suburban Capital Corp. ("Suburban") for $15,000. Refer also to the note on subsequent events.

         STOCK ISSUED FOR ACQUISITION OF A AND A MEDICAL

         In July of 2001, the Company acquired the business of A and A Medical ("A&A"), located in Salt Lake City, Utah. In February 2002, the Company sold the business to an unrelated party. The Company issued 100,000 shares of stock valued at approximately $2.826 per share for a total value of $282,639 in 2001 for this acquisition.

         The results of operations and of related activity of A&A has not been audited and was determined not to be auditable because it is out of business and the records are unattainable. Therefore, the results of operations of A&A are excluded from these financial statements. Instead, management has reported what the Company paid other then the stock issued in the acquisition as a part of the statement of operations under "selling, general & administrative expenses" for 2001.

NOTE 8 - RELATED PARTY TRANSACTIONS:

         The Company was a majority owned subsidiary of Gateway Distributors, LTD. (Gateway) from January 11, 2001 through December 31, 2002. Gateway's ownership in the Company varied, but always stayed over 50%. On December 31, 2002 Gateway sold 51% ownership in the Company to Suburban Capital Corporation ("Suburban"), an unrelated party. After the closing, effective the end of the day on December 31, 2002, Gateway owned approximately 7% and Suburban owned approximately 51% of the Company.


NOTE 9 - OPERATING LEASES:

         The Company does not lease any office space or any equipment. It therefore, has no operating leases.

         Total rent expense for property and equipment charged to operations for the years ended December 31, 2002 and 2001 is $6,731 and $20,256 respectively.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 10 - GOING CONCERN ISSUES:



         The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

         The controlling shareholder continues to fund the company sufficiently to keep it going for the coming year . Management is also seeking additional financing through private and public offerings it plans in the near future. Also, see the note on subsequent events.


NOTE 11 - SUBSEQUENT EVENTS:

         OWNERSHIP CHANGES AND CONTROL IN QUESTION

         On December 31, 2002 the major shareholder, Gateway Distributors, Ltd. ("Gateway") sold 133,319,000 restricted shares, or approximately 51% of the ownership, of the Company to Suburban Capital, Corp. ("Suburban") for $15,000. Efforts have gone on to sell the controlling interests but have not yet been consumated.

         The stock transfer agent's shareholders list as of May 1, 2003 has 994.610,231 shares issued and outstanding. Since December 31, 2002, 800,000,000 shares were issued to Kevin Gallagher leaving the shareholder list short by 1,000,000 shares compared to the December 31, 2002 list. New management indicates the 800,000,000 shares of stock were issued in error. New management changed stock transfer agents May 13, 2003. On May 16, 2003, the new stock transfer agent received the certificate for 800,000,000 made out to Kevin Gallagher and can now to properly cancel the 800,000,000 shares off the shareholder list. Neither New management or the new stock transfer agent knows why there are 1,000,000 shares short and unaccounted for. Management is looking into this. The financial statements recognize 195,610,231 shares outstanding as of December 31, 2002.

                                TRSG CORP0RATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 11 - SUBSEQUENT EVENTS - CONTINUED:

         Also on May 1, 2003 the stock transfer company identifies on the stockholders list that the 133,319,000 shares of stock Gateway passed to Suburban effective December 31, 2002 are still in the name of Gateway and not Suburban. Suburban acknowledges receipt of the stock from Gateway. Suburban, which is New management, indicates it is holding the stock without making a name change, pending determination of whom it will be reissued to.

         On April 8, 2003 the Company co-signed a note guaranteeing payment of a $62,000 obligation due by one of its consultants. In the event of default by the consultant on the note due July 15, 2003, the consultant and the Company consent that the consultant will relinquish its controlling interest in the Company, of up to 49% of the total stock ownership in the Company. If this happens, then the Company as co-signer would still remain liable for the total debt obligation of $62,000 plus interest..

         As of May 15, 2003 these apparent discrepancies as to ownership, ownership control and potential claims against ownership have not been corrected or resolved.

                       SECURED PROMISSORY NOTE & AGREEMENT



$62,000                        Las Vegas, Nevada             Date April 08, 2003
-------

FOR VALUE RECEIVED, the undersigned Frank Custable individually ("Frank"), Frank Custable Principal Suburban Capital Corporation, a Delaware corporation ("Suburban"), and Sara Wetzel President on behalf of TRSG Corporation ("TRSG"); as makers (hereinafter called "Maker", whether one (1) or more), promises to pay to the order of Richard E. Sellers for an in behalf of Sellers & Associates, P.C., aka Richard E. Sellers, CPA. P.C., a Utah Corporation, ("Sellers") and Sellers & Andersen, LLC, a Utah LLC as payee(s) (hereinafter called "Payee", which term shall also refer to any subsequent owner or holder of this Note), the principal sum of $62,000, together with interest thereon accruing on any and all principal amounts from time to time remaining unpaid, at the term rate hereinafter stated, said principal and interest being payable in lawful money of the United States of America at the address designated herewith by Payee at a term rate equal to 18%.

           Principle and interest of this Secured Promissory Note ("Note") shall be due and payable as follows: Principal, plus accrued interest thereon, shall be due and payable 90 days from the date hereof.

           The $62,000 due Payee by Maker represents audit and consulting services rendered through April 15, 2003 for Primary Business Systems, Inc., fka ShareCom, Inc., TRSG Corporation, and Core Solutions by the Payee. All services deal with these corporations for years ending December 31, 2002 and December 31, 2001, except for Core Solutions, which is only for December 31, 2002. Maker has rights of offset against the $62,000 due Payee for: 1) payments received directly from Core Solutions to Payee which is anticipated will range between $7,000 and $10,500, 2) monies paid directly to Payee since April 7, 2003, including $2,500 Payee received April 8, 2003, and 3) for services rendered and to be rendered by Marty, a CPA but not to exceed $4,000 in value to offset. Payments previously paid by Maker to Payee are not a part of the Note and accordingly have been excluded from the $62,000 due in this secured promissory note. The last payment received by Payee from Maker before April 8, 2003 was in December 2002.

           Payment on this Note shall be made on or before the 12:00 p.m. (noon) Mountain Time on the date due in either Certified Funds that clear the bank account of Payee or by wire transfer received by the bank designated by Payee. Any other mode of payment shall be unacceptable. If, for any reason a certified check or wire transfer is not honored, any tender of such payment will be deemed void and Payee will have available to it all remedies contained in this Note and contained in the Security Agreement included in this Note and described later. A money order shall not constitute certified funds. Only a check certified by a financial institution shall constitute certified funds.

           Maker may prepay this Note in whole or in part at any time without being required to pay any penalty or premium for such privilege. All payments hereunder, whether designated as payments of principal or interest, shall be applied first to unpaid and accrued interest, then to the discharge of any expenses or damages for which the holder of this Note may be entitled to receive reimbursement under the terms of this Note, and last to unpaid principal. In the application of any prepayment of principal as provided for in the preceding sentence, if any principal hereof is to be paid in installments, in the absence of any written agreement between Maker and Payee, each such prepayment shall be applied to installments of principal in the inverse order of maturity. All past due sums, including principal and interest of this Note, whether due as the result of acceleration of maturity or otherwise, shall bear interest at a term rate equal to eighteen percent (18%) from the date the payment thereof shall have become due until the same have been discharged by payment.

           If any installment or payment of principal or interest of this Note is not paid when due; or if both of Maker or any drawer, acceptor, endorser, guarantor, surety accommodation party or other person now or hereafter primarily or secondarily liable upon or for payment of this Note (each hereinafter called an "other liable party") become insolvent (however such insolvency may be evidenced); or if Maker or any other liable party shall file a voluntary petition in bankruptcy or for relief under provision of any federal bankruptcy law or similar law of any other jurisdiction; or if any involuntary petition under any federal bankruptcy law or similar law of any other jurisdiction shall be filed against Maker or any other liable party and such involuntary petition is not dismissed within ninety (90) days thereafter; or if Maker or any other liable party shall be adjudicated a bankrupt or insolvent; or if Maker of any other liable party shall file any petition or answer seeking for itself any arrangement, composition, winding up , liquidation, readjustment, reorganization or dissolution under any federal bankruptcy law or any applicable present or future law, statute or regulation of the United States, any state thereof or any other jurisdiction, or shall file any answer admitting the material allegations of a petition or complaint filed against Maker or any other liable party in any such proceeding; or if Maker or any other liable party, or with respect to any property of any of them; or if any governmental authority, or any court at the instance thereof, shall take possession of any part or substantial part of the property of, or a writ or order of attachment or garnishment shall be issued or made against, any of the property of Maker or any other liable party, or if Maker or any other liable party shall seek, consent to or acquiesce in any of the foregoing; or if any Indebtedness for which Maker or other liable party is primarily or secondarily liable shall not be paid when due or shall become due and payable by acceleration of maturity thereof, or if any event or condition shall occur which shall permit the holder of any such indebtedness to declare it due and payable upon the lapse of time, giving of notice or otherwise; or if Maker or any liable party (if other than a natural person) shall be dissolved, wound up, liquidated or otherwise terminated, or be a party to any merger, corporate reorganization or consolidation without the written consent of Payee; or if Maker or any other liable party shall sell substantially all or any integral portion of its assets without the written consent of Payee; or if Maker or any other liable party fails to furnish financial information requested by Payee; or if Maker or any other liable party furnishes or has furnished any financial or other information or statements which are misleading in any respect; or if a default occurs under or if Maker or any other liable party violates any covenant, agreement or condition contained in any instrument now or hereafter executed in connection with or as security for this Note; thereupon, at the option of Payee, this Note and any and all other indebtedness of Maker to Payee shall become and be due and payable forthwith.

Maker and each other liable party shall be directly and primarily, jointly and severally, liable to any legal holder of this Note for the payment of all sums called for hereunder. Maker and each other liable party agree:

If in the event of default hereunder or under any other instrument now or hereafter executed in connection with or as security for this Note, this Note is placed in the proceedings or through probate, (whether or not suit is filed), or if this Note is collected by suit or legal proceedings or any other collection or enforcement efforts, then Maker and each other liable party agrees to pay the reasonable attorneys fees of Payee and the expenses of collection in connection therewith, but in no event to exceed the maximum amount permitted by applicable law.

It is the intention of the parties hereto to strictly comply with and conform to all applicable law, including usury laws. Accordingly, notwithstanding any provision of this Note, or any security instrument or other document, instrument or agreement evidencing, accruing or entered into in connection with this Note or the loan transaction evidenced hereby, it is expressly stipulated and agreed as follows:

(1) In no event shall Maker or any other liable party be required to pay interest in excess of the maximum non-usurious contract rate of interest (determined from time to time if the applicable maximum rate is a floating rate) that Payee may charge Maker under applicable law in regard to which Maker would be prevented successfully from raising the claim or defense of usury (hereinafter called "Maximum Rate"), nor under any circumstances shall the aggregate of all consideration which constitutes interest under applicable law and taken, reserved, charged, received, contracted for, chargeable or receivable under this Note, or any security instrument or other document, instrument or agreement evidencing hereby exceed the maximum amount of interest allowed by applicable law, and any excess interest shall be deemed a mistake and canceled automatically or, if theretofore paid, shall, at the option of the holder of this Note, either be refunded to Maker or credited on this Note or any other obligation of Maker or any other liable party to the holder hereof; and

(2) In the event the maturity of this Note is accelerated for any reason before the due date hereof, or in the event of any prepayment hereof, then such consideration that constitutes interest under applicable law may never include or exceed more than the maximum amount allowed by applicable law, and excess interest, if any, provided for in this Note or otherwise shall be canceled automatically as of the date of such acceleration or prepayment, and if theretofore paid, shall, at the option of the holder of this Note, either be refunded to Maker or credited on this Note or any other obligation of Maker or any other liable party to the holder hereof.

In determination whether or not interest paid or payable exceeds the Maximum Rate, Maker and Payee shall, to the extent permitted by applicable law, (a) characterize any non-principal payment as an expense fee, or premium rather than as interest, (b) exclude voluntary prepayments and effects thereof, and (c) authorize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the contemplated term of the indebtedness evidenced by this note so that interest for the entire term does not exceed the Maximum Rate.

The laws of the State of Nevada shall apply to the enforcement of this Note and the loan transaction contemplated hereby, this agreement shall be deemed to have been executed in the state of Nevada, and Maker expressly consents to the jurisdiction of any Court located within the State of Nevada in any action pertaining to this secured promissory note. Fax signatures shall be the same as original signatures in accepting to and agreeing with this agreement and secured promissory note.

It is expressly understood by Maker and Payee that in selecting Nevada instead of Illinois as the Maker's preference and Utah as the Payee's preference that no rights of either party are lost or mitigated as invalid or diminished for any reason even if it would otherwise be so in Nevada for not being legally registered or licensed or otherwise represented in Nevada. Nevada is selected as neutral grounds of resolving disputes as if both are legally and lawfully able to do so in Nevada. In the case of stock ownership of TRSG, bearer stock shall not apply, but shall remain in the hands of Frank and his associates and control throughout the performance and possible non-performance of this agreement. Intent of this Note and Agreement shall prevail over content in the event of a dispute and/or conflict in understanding. If any part of this agreement is deemed not legal or enforceable does not affect any other portion as to enforceability.

Any check, draft, money order or other instrument given in payment of any portion of this Note may be accepted by the holder hereof and handled in collection in the customary manner, but the same shall not constitute payment hereunder or diminish any rights of the holder hereof except to the extent that actual cash proceeds of such instrument are unconditionally received by the holder and applied to this indebtedness in the manner provided elsewhere herein.

This Note includes the agreement of security protecting the secured promissory note referred to in this Note, and has been issued pursuant to, and is entitled to the benefits of security, as executed at the end of this Note and agreement by Maker in favor of Payee and incorporated herewith as part of this secured promissory note. Assets pledged, as security shall at all times equal or exceed three (3) times the accrued value of the debt to the Payee including accrued interest and other costs associated to the administration and collection and enforcement of this secured promissory note. The intent of security is to assure compliance to and fulfillment of prompt payment of this Note, not to acquire the secured assets. Assets securing this debt are all inclusive of Frank and his ownerships in his name and in various entities. Secured assets are all inclusive of the assets of Frank not matter where they are and include but are not limited to:

           Frank's home, savings, cars, investments in and out of the USA, and stock in companies not related to PBS, TRSG and Core Solution.

           Any and all stock received for satisfaction of this secured promissory note will be issued at no additional cost to the Payee or the assigns of the Payee in such a manner that the stock will be unrestricted stock immediately in the hands of the Payee. Value of the stock shall be what the Payee actually receives for it when sold. Any excess proceeds received from stock sales over the amounts due the Payee will be returned back to the Maker, or applied to additional or new work done or yet to do for the Maker, at the option of the Payee.

           In the event this Note in not satisfied within 90 days, or July 15, 2003, which ever comes first, then 49% non-dilutive interest in the total ownership of TRSG will be paid to Payee on top of what is owed Payee as additional compensation over the amount of this secured note as a result of non performance in payment of this secured promissory note. The stock of TRSG the Maker pledges to the Payee is unrestricted stock. During the time this secured promissory note remains unpaid in whole or in part the Maker shall not dispose in any way any of its interest in TRSG. This additional compensation as the result of non-performance shall be uncontested in any way, shape of form by the Maker and shall be immediately passed to the Payee. This note is also the vehicle to pass ownership and to be recorded by the stock transfer agent and to notify the SEC of stock ownership change and to do all else needed and required to make the change of ownership legal and complete in every way and without recourse.

Address of Maker is
           Suburban Capital Corporation

                            Illinois

Address of Payee is:
           475 North 300 West
           Richfield, Utah 84701

MAKERS:

By:        _____________________________
           Frank Custable, personally


By:      ________________________________
           Frank Custable, Principal or owner of Suburban Capital Corporation, a Delaware Corporation


By: _______________________________
           Sara Wetzel - President in behalf of TRSG Corporation,
                         a Nevada Corporation



PAYEE:

By       ________________________________
           Richard E. Sellers, - President in behalf of Sellers & Associates, P.C. aka Richard E. Sellers, CPA, PC, a Utah Corporation


By:      _________________________________
           Richard E. Sellers, Managing Member of Sellers & Andersen, LLC,
                               a Utah LLC


By:      _________________________________
           Richard E. Sellers, individually