Form 10KSB/A
period 2002-12-31
TRSG CORP
filed 2003-05-21
CIK 839430

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X].

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.
Furnish the information required by Item 101 of Regulation S-B

TSGO is a real estate investment company which was created to allow shareholders to invest in a professionally managed and diversified portfolio of real estate properties. TSGO's real estate holdings will include commercial and residential p roperties found in many locations throughout the United States.

In light of the recent economic slowdown, TSGO has created a Leaseback Advantage product for distressed property owners. The process is simple, TSGO obtains real estate foreclosure reports from a variety of national markets and then implements a systematic approach to contacting the owners and negotiating an acquisition of their property, with an agreement to keep the owner in the property as a Lessor, granting them the option to either continue to lease or buy back the property over either an eight or twelve month program. During which time, the lessor is expected to make regular on time payments to TSGO which will be reflected and reported positively on their credit reports through one of our strategic partners which is one of the top credit reporting services in the country.

MARKET OVERVIEW

The publicly traded real estate investment companies of today consists of 149 companies, 95 of which sport market capitialzations of less than $500 million despite flurries of mergers and privitization. Small-cap real estate companies have remained remarkably stable over the mid 1990's.

Consolidation and reduction in the number of publicly traded real estate investment companies are expected to be dramatically reduced over the next 10 years. That little of this has happened argues for the notion that small real estate investment companies have a role to play in the real estate investment community.

GROWTH POTENTIAL

The real estate investment industry has ballooned since 1993, rising from 135 publicly traded companies with a total stock market value of $126 billion to 149 companies worth $151 billion.

It is estimated that a $1,000 investment in a real estate investment company will yield a $2,600 return. The same investment in the S&P 500 has returned $2,442.

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

         On April 8, 2003 the Company co-signed a note guaranteeing payment of a $62,000 obligation due by one of its consultants. In the event of default by the consultant on the note due July 15, 2003, the consultant and the Company consent that the consultant will relinquish its controlling interest in the Company, of up to 49% of the total stock ownership in the Company. If this happens, then the Company as co-signer would still remain liable for the total debt obligation of $62,000 plus interest.

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