Form 10QSB
period 2003-03-31
TRSG CORP
filed 2003-05-27
CIK 839430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

         Commission file number: 33-24108D

                       Worldwide Holdings Delaware, Corp.
        (Exact name of small business issuer as specified in its charter)



          DELAWARE                                  87-045382
      ------------------                          --------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)



         2121 West Army Trail Road, Suite 105, Addison, Illinois, 60101
       -------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (630) 705-1696
                            -------------------------
                           (Issuer's telephone number)


           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes ____               No ____

           The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 21, 2003 was 7,816.

                                TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS .............................. 3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS............... 4
PART II....................................................

ITEM 1. FINANCIAL STATEMENTS



As used herein, the term "Company" refers to Worldwide Holdings Delaware, Corp., a Nevada corporation, and its subsidiaries and" "predecessors unless otherwise indicated. Unaudited, condensed" interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK, INTENTIONALLY]




                       WORLDWIDE HOLDINGS DELAWARE, CORP."
                             f.k.a. TRSG CORPORATION
                           UNAUDITED CONDENSED INTERIM
                                  BALANCE SHEET
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

ASSETS

CASH                                                                   $      --
                                                                       ---------

CURRENT ASSETS


TOTAL CURRENT ASSETS                                                          --
                                                                       ---------
TOTAL ASSETS                                                           $      --
                                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

NOTES PAYABLE                                                          $ 350,000
ACCOUNTS PAYABLE                                                         285,000
                                                                       ---------
TOTAL CURRENT LIABILITIES                                                635,000
                                                                       ---------
TOTAL LIABILITIES                                                        635,000

COMMITMENTS and CONTINGENCIES - (NOTE 3)                                 650,000

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $.001 par value
AUTHORIZED 5,000,000 shares

ISSUED and OUTSTANDING - NONE
COMMON STOCK, $.001 par value
AUTHORIZED 2,000,000,000 shares
ISSUED and OUTSTANDING -                                                   7,816
ADDITIONAL PAID-IN CAPITAL                                             3,999,035
RETAINED EARNINGS (DEFICIT)                                           (5,284,043)
                                                                      ----------
NET STOCKHOLDERS' EQUITY                                              (1,285,000)
                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      --
                                                                      ==========

See Notes to Financial Statements







                      "WORLDWIDE HOLDINGS DELAWARE, CORP."
                             f.k.a. TRSG CORPORATION
                                CONDENSED INTERIM
                        STATEMENT OF INCOME AND EXPENSES
              "FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002"
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,

                                                          2003           2002
                                                       ----------     ---------
REVENUES                                               $     --       $ 279,944

COST OF SALES                                                --         108,341
                                                       ----------     ---------
GROSS PROFIT                                                 --         171,603


SELLING, GENERAL and ADMINISTRATIVE
    EXPENSES - (NOTE 4)                                      --         712,678
                                                       ----------     ---------
        (LOSS) FROM OPERATIONS                               --        (541,075)

OTHER INCOME (EXPENSE)
        INTEREST EXPENSE                                     --          (3,469)
        OTHER                                                --         (69,885)
                                                       ----------     ---------
                TOTAL OTHER                                  --         (73,354)
                                                       ----------     ---------
        NET INCOME (LOSS)                              $     --       $(614,429)
                                                       ==========     =========

        BASIC EARNINGS (LOSS) PER SHARE                N/A              (359.11)
                                                       ==========     =========

        WEIGHTED AVERAGE SHARES OUTSTANDING                 7,816         1,711
                                                       ==========     =========

See Notes to Financial Statements



                       WORLDWIDE HOLDINGS DELAWARE, CORP.
                             f.k.a. TRSG CORPORATION
                           UNAUDITED CONDENSED INTERIM
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------

                                                             2003       2002
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        NET LOSS                                          $    --     $(614,429)
        ADJUSTMENTS TO RECONCILE OPERATIONS
          TO CASH FLOWS:
                STOCK ISSUED FOR SERVICES                   239,450
                DEPRECIATION and AMORTIZATION                33,717           3
                CHANGES IN OPERATING ASSETS                 208,459
                                                          ---------   ---------
        NET CASH FROM (TO) OPERATING ACTIVITIES                --      (132,803)

CASH FLOWS FROM INVESTING ACTIVITIES
        ADVANCES FROM RELATED PARTY                            --        30,665
                                                          ---------   ---------
        NET CASH FROM (TO) INVESTING ACTIVITIES                --        30,665

CASH FLOWS FROM FINANCING ACTIVITIES
        PROCEEDS FROM ISSUANCE OF DEBT                         --       108,158
                                                          ---------   ---------
        NET CASH FROM (TO) INVESTING ACTIVITIES                --       108,158
                                                          ---------   ---------
        NET INCREASE IN CASH AND EQUIVELENTS                   --         6,020

        CASH and CASH EQUIVELENTS:
                BEGINNING OF PERIOD                            --        12,096
                                                          ---------   ---------
                END OF PERIOD                             $    --     $  18,116
                                                          =========   ---------

SUPPLEMENTAL INFORMATION

        NONCASH INVESTING AND FINANCING ACTIVITIES
                STOCK ISSUED FOR SERVICES                 $           $ 239,450
                                                          =========   =========

See Notes to Financial Statements

                       WORLDWIDE HOLDINGS DELAWARE, CORP.
                             f/k/a TRSG CORPORATION
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                      FOR THE PERIODS ENDED MARCH 31, 2003


  NOTE 1 - BASIS OF PRESENTATION

On May 14, 2003 the Company, f.k.a. TRSG Corporation, a Delaware corporation, filed a name change with the State of Delaware, effective May 21, 2003, to Worldwide Holdings Delaware, Corp.

The interim financial statements at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, wherein a concern for the ability of the" Company to continue its operations on an on going basis was expressed. The accompanying unaudited condensed interim financial statements for the three month periods ended March 31, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


All assets and operations were sold December 31, 2002. There is no change in significant accounting policies since the "financial statements reported as of December 31, 2002.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company recognized in its financial statements as of December 31, 2002 a significant exposure to: 1) debts eliminated in an asset sale that potentially could come back to the Company, and 2) a pending lawsuit. There has been no change in this potential exposure; so, the Commitments and Contingencies as reported on the balance sheet of $650,000 remains the same.

                       WORLDWIDE HOLDINGS DELAWARE, CORP.
                             f/k/a TRSG CORPORATION
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                      FOR THE PERIODS ENDED MARCH 31, 2003


NOTE 4 - RELATED PARTY TRANSACTIONS


In an agreement between Gateway Distributors, Ltd. ("Gateway"), the prior majority shareholder of the Company, and Suburban Capital Corp. ("Suburban"), Gateway sold approximately 51% ownership interest in the Company to Suburban, closing December 31, 2002.

As of December 31, 2002 and also as of May 21, 2003, approximately 51% of the ownership of the Company is held by Suburban and approximately 7% is owned by Gateway. Suburban has assumed responsibility to pay the ongoing costs and expenses of the Company as part of its consideration in taking over the controlling interest of the Company.

Thus, the Company has no activity during the period January 1, 2003 to March 31, 2003. However, on April 8, 2003 the Company co-signed a note guaranteeing payment of a $62,000 obligation due from Suburban to one of its creditors. In the event of default of payment, due July 15, 2003, then 49% ownership in the Company would pass to the creditor of Suburban and the Company would remain liable to pay the debt as a co-signer on the debt along with Suburban. Suburban has told the Company the debt will be paid timely.

NOTE 5 - GOING CONCERN

The Company will need additional working capital to service its debt and to be successful in its planned activity. This raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year. In the interim, Suburban, as the majority shareholder continues to assume the ongoing obligations of the Company.

                       WORLDWIDE HOLDINGS DELAWARE, CORP.
                             f/k/a TRSG CORPORATION
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                      FOR THE PERIODS ENDED MARCH 31, 2003


NOTE 6 - EQUITY


On May 14, 2003 the Company did a 1 for 25,000 reverse stock split effective May 21, 2003. The financial statements have reflected this reverse stock split retroactively.

On March 24, 2003 the Company issued 32,000 shares of common stock. It was cancelled for lack of consideration and removed from the transfer agent's stockholders' list May 12, 2003. The stock certificate was returned to the Company.

As of December 31, 2002 the Company has issued and outstanding 7,816 shares of common stock. There was no stock" "activity from January 1, 2003 to May 16, 2003 other than the 32,000 shares issued and cancelled as explained above. Yet, when the Company changed transfer agents May 12, 2003 only 7,776 shares were accounted for and reported to the new stock transfer agent. The 40 share shortage is unaccounted for and unresolved as of May 21, 2003. The Company is looking into this matter. These financial statements recognize the full 7,816 shares as issued and outstanging.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited and unaudited financial statements, the notes" thereto and the other financial data included elsewhere herein. This section includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

Comparison of the Prior Results of Operations

The Company sold its assets and operations in exchange for much "of its debt on December 31, 2002. This effectively left the Company as a shell corporation. Therefore, a comparative analysis between the years 2002 and 2003 are not meaningful and are consequently not described.

Going Concern Issues


The Company, as a shell corporation is left without resources to carry on its objectives, which raises a question as to the ability of the Company to continue as a going concern. Management believes it has developed ways to keep the Company ongoing through efforts to raise additional capital and possibly do a business combination with another entity. Meanwhile, its majority shareholder, Suburban Capital Corp. continues to assume the ongoing financial needs of the Company.

Plans of the Company and Future Operations


As a shell corporation, the Company is searching for an arrangement to make a business combination with a suitable entity. However, the Company cannot accurately predict what it will take to accomplish this. It is presently looking into entering the real estate industry, specifically dealing with distressed properties.

Reverse Stock Split


On May 14, 2003 the Company did a 1 for 25,000 reverse stock split effective May 21, 2003. The financial statements have reflected this reverse stock split retroactively.

Stock Issue, Cancellation and Difference in Number of Shares Outstanding.


On March 24, 2003 the Company issued 32,000 shares of common stock. It was cancelled for lack of consideration and removed from the transfer agent's stockholders' list May 12, 2003. The stock certificate was returned to the Company.

As of December 31, 2002 the Company has issued and outstanding 7,816 shares of common stock. There was no stock activity from January 1, 2003 to May 16, 2003 other than the 32,000 shares issued and cancelled as explained above. Yet, when the Company changed transfer agents May 12, 2003 only 7,776 shares were accounted for and reported to the new stock transfer agent. The 40 share shortage is unaccounted for and unresolved as of May 21, 2003. The Company is looking into this matter. These financial statements recognize the full 7,816 shares as issued and outstanding.